Form 10-Q
period 1996-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1996-05-15
CIK 912264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1996

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from          to
                                      ----------  ----------


                         Commission File Number 1-12480

                         LOUIS DREYFUS NATURAL GAS CORP.
             (Exact name of registrant as specified in its charter)


                 OKLAHOMA                             73-1098614
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)             Identification No.)

 14000 QUAIL SPRINGS PARKWAY, SUITE 600
        OKLAHOMA CITY, OKLAHOMA                         73134
 (Address of principal executive office)              (Zip code)

     Registrant's telephone number, including area code:  (405) 749-1300

                                      NONE
 (Former name, former address and former fiscal year, if changed since last report.)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO     .
                                                   -----   -----
27,800,000 shares of common stock, $.01 par value, issued and outstanding at May 7, 1996.

                         LOUIS DREYFUS NATURAL GAS CORP.
                                Table of Contents





PART I.  FINANCIAL INFORMATION                                         Page

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1995 and March 31, 1996 . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income:
  Three months ended March 31, 1995 and 1996 . . . . . . . . . . . . .   5
Consolidated Statements of Cash Flows:
  Three months ended March 31, 1995 and 1996 . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .   8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  22

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                    A S S E T S
                                                     December 31,   March 31,
                                                         1995         1996
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .   $     1,584  $     9,731
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .        23,443       23,515
 Joint interest and other. . . . . . . . . . . . .         5,300        2,199
Deposits . . . . . . . . . . . . . . . . . . . . .         3,900        4,157
Inventory and other. . . . . . . . . . . . . . . .         3,095        2,724
                                                     -----------  -----------
 Total current assets. . . . . . . . . . . . . . .        37,322       42,326
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .       778,348      800,489
Less accumulated depreciation, depletion,
 amortization and impairment . . . . . . . . . . .      (188,495)    (202,911)
                                                     -----------  -----------
                                                         589,853      597,578
                                                     -----------  -----------
OTHER ASSETS, net. . . . . . . . . . . . . . . . .         7,762        7,417
                                                     -----------  -----------
                                                     $   634,937  $   647,321
                                                     ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                    CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                     December 31,   March 31,
                                                         1995         1996
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .   $    21,458  $    18,509
Accrued liabilities. . . . . . . . . . . . . . . .         7,912       10,124
Revenues payable . . . . . . . . . . . . . . . . .         4,687        4,507
                                                     -----------  -----------
 Total current liabilities . . . . . . . . . . . .        34,057       33,140
SENIOR DEBT. . . . . . . . . . . . . . . . . . . .       216,000      227,300
SUBORDINATED DEBT. . . . . . . . . . . . . . . . .        98,760       98,797
DEFERRED REVENUE . . . . . . . . . . . . . . . . .        25,627       24,603
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . .         4,285        4,151
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .        13,627       14,497
                                                     -----------  -----------
                                                         392,356      402,488
                                                     -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .            --           --
Common stock, par value $.01; 100 million
 shares authorized; 27,800,000 shares
 issued and outstanding. . . . . . . . . . . . . .           278          278
Additional paid-in capital . . . . . . . . . . . .       197,291      197,291
Retained earnings. . . . . . . . . . . . . . . . .        45,012       47,264
                                                     -----------  -----------
                                                         242,581      244,833
                                                     -----------  -----------
                                                     $   634,937  $   647,321
                                                     ===========  ===========


          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1995      1996
                                                           --------  --------
REVENUES
Oil and gas sales . . . . . . . . . . . . . . . . . . .    $ 38,360  $ 39,184
Other income. . . . . . . . . . . . . . . . . . . . . .       1,050       666
                                                           --------  --------
                                                             39,410    39,850
                                                           --------  --------
EXPENSES
Operating costs . . . . . . . . . . . . . . . . . . . .       8,275    10,440
General and administrative. . . . . . . . . . . . . . .       4,276     4,253
Depreciation, depletion, amortization
 and impairment . . . . . . . . . . . . . . . . . . . .      13,413    15,063
Interest. . . . . . . . . . . . . . . . . . . . . . . .       4,783     6,732
                                                           --------  --------
                                                             30,747    36,488
                                                           --------  --------
Income before income taxes. . . . . . . . . . . . . . .       8,663     3,362
Income taxes. . . . . . . . . . . . . . . . . . . . . .       2,859     1,110
                                                           --------  --------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . .    $  5,804  $  2,252
                                                           ========  ========


Net income per share. . . . . . . . . . . . . . . . . .    $    .21  $    .08
                                                           ========  ========
Weighted average common shares outstanding. . . . . . .      27,800    27,800
                                                           ========  ========


          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                             1995         1996
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   5,804    $   2,252
Items not affecting cash flows:
 Depreciation, depletion, amortization
 and impairment. . . . . . . . . . . . . . . . . . . . . . . . . . .         14,020       15,063
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .          2,339          870
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11           35
                                                                          ---------    ---------
                                                                             22,174       18,220
Net change in operating assets and liabilities:
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         (1,369)       3,029
 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            221         (257)
 Inventory and other . . . . . . . . . . . . . . . . . . . . . . . .           (166)         371
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         (2,907)      (2,949)
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .            (12)       2,212
 Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . .           (787)        (180)
                                                                          ---------    ---------
                                                                             17,154       20,446
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment. . . . . . . . . . . . . . .        (12,098)     (22,479)
Proceeds from sale of property and equipment . . . . . . . . . . . .         11,495           39
                                                                          ---------    ---------
                                                                               (603)     (22,440)
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings. . . . . . . . . . . . . . .         20,500       47,505
Repayments of long-term bank borrowings. . . . . . . . . . . . . . .        (36,500)     (36,205)
Change in deferred revenue . . . . . . . . . . . . . . . . . . . . .           (323)      (1,024)
Change in other long-term liabilities. . . . . . . . . . . . . . . .           (100)        (135)
                                                                          ---------    ---------
                                                                            (16,423)      10,141
                                                                          ---------    ---------
Change in cash and cash equivalents. . . . . . . . . . . . . . . . .            128        8,147
Cash and cash equivalents, beginning of period . . . . . . . . . . .          2,980        1,584
                                                                          ---------    ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . .      $   3,108    $   9,731
                                                                          =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,861    $   3,542
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . .          2,500           --
                                                                          ---------    ---------
                                                                          $   4,361    $   3,542
                                                                          =========    =========


          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 1996


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation.
Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- OIL AND GAS PROPERTY ACQUISITION

  On April 4, 1996, the Company purchased certain producing oil and gas properties and associated leasehold acreage from Coastal Oil and Gas Company for $29.9 million. The properties consist of approximately 60 Bcfe of proved reserves attributable to approximately 800 producing wells located primarily in Oklahoma. Such properties were producing at closing approximately 12 MMcf of gas and 375 Bbls of oil per day net to the interest acquired by the Company. The acquisition will be accounted for as a purchase; accordingly, the results of operations relating to this acquisition will be included in the Company's financial results for the periods subsequent to closing.

NOTE 3 -- FIXED-PRICE CONTRACTS

  The Company entered into two long-term, fixed-price contracts to hedge a portion of the production from the properties acquired from Coastal Oil and Gas Company. The first contract is a ten-year, 20-Bcf natural gas swap with Duke/Louis Dreyfus L.L.C., an affiliate, which commences June 1997. The fixed prices in this contract range from $2.05 to $2.51 per MMBtu. The second contract, which was entered into with an unrelated third party, is a five-year, 9-Bcf natural gas swap that provides an average fixed price of $2.10 per MMBtu. This contract also commences June 1997.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview
  General. The Company was acquired by S.A. Louis Dreyfus et Cie in July 1990 for the purpose of engaging in oil and gas acquisition, development, production and marketing activities in North America. Since that date, the Company's oil and gas reserves and production have grown significantly as the result of a number of proved reserve acquisitions. Each acquisition has been accounted for as a purchase; accordingly, the results of operations relating to each acquisition have been included in the Company's financial results for the periods subsequent to the closing of each transaction. In November 1993, the Company completed an initial public offering of 7.8 million shares of common stock, reducing S.A. Louis Dreyfus et Cie's ownership to 72%. As of March 31, 1996, S.A. Louis Dreyfus et Cie's ownership in the Company was approximately 74%.

  The Company manages the risk associated with fluctuations in the price of natural gas and, to a lesser extent, oil primarily through fixed-price contracts, which include both long-term physical delivery contracts and energy swaps (collectively, "Fixed-Price Contracts"). For the three-month periods ended March 31, 1995 and 1996, Fixed-Price Contracts hedged 95% and 57%, respectively, of the Company's natural gas production not otherwise subject to fixed prices, and 97% and 63%, respectively, of the Company's oil production for such periods. Moreover, the Company's Fixed-Price Contracts hedge 366 Bcf of natural gas and 809 MBbls of oil to be produced in future periods. See "Fixed-Price Contracts."

  Forward-Looking Statements. Forward-looking statements for 1996 and for later periods are made in various places in this discussion, which include all statements other than purely historical information. Such statements represent the estimates of Management based on the Company's historical operating trends, its proved reserves position as of December 31, 1995, its Fixed-Price Contract position as of March 31, 1996 and other information available to management. See "Estimates for Fiscal Year 1996" for a discussion of the risks, uncertainties and other important factors which could cause actual results to differ materially from those projected in such statements.

  Certain Definitions. As used herein, the abbreviations listed below are defined as follows.

CERTAIN DEFINITIONS

Bbl. 42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.

Bcf.     Volume of one billion cubic feet.

Bcfe. Bcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

CERTAIN DEFINITIONS (continued)
BBtu.    One billion Btus.

Btu. British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

MBbls.   Volume of one thousand barrels.

Mcf. Volume of one thousand cubic feet, the basic unit for measuring natural gas.

Mcfe. Mcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

MMBbls.  Volume of one million barrels.

MMcf.    Volume of one million cubic feet.

MMcfe. MMcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.


Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

SELECTED OPERATING DATA
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1995        1996
                                                                            --------    --------
Oil and Gas Sales: (M$)
Wellhead oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,228    $  8,297
   Effect of Fixed-Price Contracts. . . . . . . . . . . . . . . . . . . .        508        (198)
                                                                            --------    --------
   Total oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,736    $  8,099
                                                                            ========    ========

Wellhead natural gas sales:
  Sales under Sonora Gas Contract . . . . . . . . . . . . . . . . . . . .   $ 10,952    $     --
  Other sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,998      29,692
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,950      29,692
Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . . .      7,674       1,393
                                                                            --------    --------
Total natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .   $ 30,624    $ 31,085
                                                                            ========    ========

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, CONTINUED
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1995        1996
                                                                            --------    --------
Production:
Oil production (MBbls). . . . . . . . . . . . . . . . . . . . . . . . . .        427         449
Natural gas production (MMcf):
  Sold under Sonora Gas Contract. . . . . . . . . . . . . . . . . . . . .      2,825          --
  Other production. . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,340      14,580
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,165      14,580
                                                                            ========    ========
Net equivalent production (MMcfe) . . . . . . . . . . . . . . . . . . . .     13,727      17,273

Average Sales Price:
Oil (per Bbl):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  16.93    $  18.49
  Effect of Fixed-Price Contracts . . . . . . . . . . . . . . . . . . . .       1.19        (.44)
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  18.12    $  18.05
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $  19.58    $  19.22
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        93%         94%
Natural gas (per Mcf):
  Sales under Sonora Gas Contract . . . . . . . . . . . . . . . . . . . .   $   3.88    $     --
  Other wellhead sales. . . . . . . . . . . . . . . . . . . . . . . . . .       1.44        2.03
                                                                            --------    --------
  Average price . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2.06        2.03
  Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . .        .68         .10
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2.74    $   2.13
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $   2.54    $   2.32
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        98%         95%
Equivalent price (per Mcfe) . . . . . . . . . . . . . . . . . . . . . . .   $   2.79    $   2.27

Expenses: (per Mcfe)
Operating costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .60    $    .60
General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        .31         .25
Depreciation, depletion, amortization and
impairment - oil and gas. . . . . . . . . . . . . . . . . . . . . . . . .        .91         .82


(1)  -  Net of basis results and amortization of deferred hedging gains and losses.  See
        "Fixed-Price Contracts -- Market Risk."
(2)  -  Represents the net effective price realized for the Company's hedged production (after consideration for basis results and amortization of deferred hedging gains and losses) as a percentage of the fixed prices in the Company's Fixed-Price Contracts.  See
        "Fixed-Price Contracts -- Market Risk."

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995
  Net Income and Cash Flows from Operating Activities. For the quarter ended March 31, 1996, the Company realized net income of $2.3 million, or $.08 per share, on total revenue of $39.9 million. This compares with net income of $5.8 million, or $.21 per share, on total revenue of $39.4 million for the first quarter of 1995. Cash flows from operating activities (before working capital changes) for the first quarter of 1996 were $18.2 million compared to $22.2 million reported for the first quarter of 1995. The decline in first quarter 1996 earnings and cash flows was principally the result of lower average natural gas prices caused by the expiration in December 1995 of a wellhead contract with Lone Star Gas Company. This contract paid $3.88 per Mcf for approximately 25% of the Company's total natural gas production in the first quarter of 1995. Cash flows provided by operating activities after consideration of the net change in working capital increased to $20.4 million from the $17.2 million reported for the first quarter of 1995. This improvement was primarily driven by the collection of certain receivables and a reduction in the amount of income taxes paid in relation to the 1995 first quarter.

  Production. The Company produced 17.3 Bcfe for the first quarter of 1996 compared to 13.7 Bcfe for the prior-year first quarter, an increase of 26%. This increase in overall production is principally attributable to proved property acquisitions made during 1995, the largest of which was the July 1995 acquisition of oil and gas properties in the Sonora field for $86.6 million, and the results of the Company's drilling program. Gas production improved to
14.6 Bcf compared to 11.2 Bcf for the first quarter of 1995, an increase of 31%. Oil production for the first quarter of 1996 increased 5% to 449 MBbls compared to 427 MBbls for the prior-year first quarter.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.27 per Mcfe for the quarter ended March 31, 1996, a decrease of 19% from the $2.79 received for the first quarter of 1995. The Company's gas production yielded an average price of $2.13 per Mcf, a 22% decline compared to $2.74 per Mcf for the prior-year first quarter. This decline is principally attributable to the expiration of the Lone Star contract in December 1995, as previously discussed. The Company's average gas price for the 1996 first quarter was enhanced $.10 per Mcf as a result of the Company's hedging activities. The average gas price for the first quarter of 1995 was enhanced $.68 as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first quarter of 1996 was $18.05 per Bbl compared to $18.12 per Bbl for the prior-year first quarter. The 1996 first quarter average oil price was reduced $.44 per Bbl as a result of the Company's hedging activities. Fixed-Price contracts in effect during the first quarter of 1995 increased the average oil price by $1.19 per Bbl.

  The combination of higher gas production and lower average gas price increased gas sales to $31.1 million for the first quarter of 1996 compared to

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

$30.6 million for the first quarter of 1995. The net effect of higher oil production and lower oil prices was to increase oil sales to $8.1 million from the $7.7 million reported for the prior-year quarter. The aggregate impact of the Company's oil and gas hedging activities was to increase oil and gas sales by $8.2 million and $1.2 million for the quarters ended March 31, 1995 and 1996, respectively. See "Fixed-Price Contracts -- Market Risk."

  Other Income. Other income for the first quarter of 1996 was $666,000 compared to $1.1 million for the first quarter of 1995. The higher amount recorded for the prior year quarter is primarily attributable to gains recorded on the sale of certain oil and gas properties and other nonrecurring miscellaneous income transactions.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, increased to $10.4 million for the first quarter of 1996 compared to $8.3 million for the first quarter of 1995. This increase is principally attributable to the properties acquired during 1995 and to wells drilled during 1995 and the first quarter of 1996. On a natural gas equivalent unit of production basis, total operating costs for the first quarter of 1996 remained constant at $.60 per Mcfe in relation to the prior-year quarter.

  General and Administrative Expense. General and administrative expense ("G&A") for the first quarter of 1996 was $4.3 million, consistent with the amount incurred for the prior-year first quarter. On a natural gas equivalent unit of production basis, G&A decreased to $.25 per unit of production for the 1996 first quarter compared to $.31 for the first quarter of 1995. This decrease is primarily attributable to growth in oil and gas production without corresponding increases in personnel costs.

  Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment ("DD&A") for the first quarter of 1996 was $15.1 million compared to $13.4 million for the prior-year first quarter. This increase in DD&A is attributable to the increase in production volumes previously discussed. The oil and gas DD&A rate per Mcfe produced (including leasehold impairment) was $.82 for the 1996 first quarter compared to $.91 for the first quarter of 1995. This decrease in rate is due principally to the SFAS 121 impairment charge taken in the fourth quarter of 1995 and to favorable finding cost results attributable to the Company's 1995 acquisition and drilling programs.

  Interest Expense. Interest expense for the first quarter of 1996 was $6.7 million compared to $4.8 million for the first quarter of 1995. This increase is primarily attributable to a higher level of outstanding indebtedness for the 1996 first quarter as a result of 1995 acquisitions funded with availability under the Company's bank credit facility. The net impact of interest rate swaps in effect for the first quarter of 1996 was to increase interest expense by $212,000. The net impact of interest rate swaps in effect during the first quarter of 1995 was to decrease interest expense by $166,000.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first quarter of 1996, the Company recorded a tax provision of $1.1 million on pretax income of $3.4 million, an effective rate of 33%. This compares to an income tax provision of $2.9 million provided on pretax income of $8.7 million, an effective rate of 33%, for the first quarter of 1995. The effective rate for both quarters was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  General. During the quarters ended March 31, 1995 and 1996, the Company funded its investing activities primarily through cash provided by operating activities. The Company's income (excluding gains and losses on sales and retirements of assets and non-cash charges and write downs) before deduction for interest, income taxes, and DD&A ("EBITDA") decrease from $27.5 million for the first quarter of 1995 to $25.1 million for the first quarter of 1996. This decrease in EBITDA has occurred primarily as a result of the expiration of the Lone Star contract in December 1995. The Company's bank credit facility and the indenture agreement for the 9-1/4% Senior Subordinated Notes due 2004 include certain covenants based in part on EBITDA. However, EBITDA should not be considered an alternative to net income as an indicator of Company operating performance or an alternative to cash flows as a measure of liquidity.

  Credit Facility. The Company has a revolving credit facility with a syndicate of banks (the "Credit Facility"), as most recently amended in October 1994, which provides for borrowings and letters of credit up to the lesser of the Commitment or the Oil and Gas Reserves Loan Value as defined by the agreement. The maximum amount of letters of credit available for issuance thereunder is further limited to $75 million. The Oil and Gas Reserves Loan Value is based on a periodic valuation of the Company's oil and gas reserves and Fixed-Price Contracts, subject to certain adjustments, and was most recently reset to be $325 million in May 1996. The Commitment is $300 million and reduces at the rate of $18.75 million per quarter commencing December 31, 1997 through September 30, 2001. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "Fixed-Price Contracts -- Margining." As of March 31, 1996, the Company had $212.0 million of principal and $1.9 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of either borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The agreement also provides for a competitive bid option for borrowings under the facility. The LIBOR interest rate margin and the commitment fee payable under the facility are subject to a sliding scale based on the relationship of outstanding indebtedness to the discounted present value of the Company's oil and gas reserves and Fixed-Price Contracts. The LIBOR interest rate margin varies from .5% to 1% per annum. The commitment fee payable on the difference

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

between the total amount available for borrowing and actual outstandings under the Credit Facility varies from .125% to .25% per annum. At March 31, 1996, the applicable interest rate was LIBOR plus .75% and the commitment fee was
 .1875%. The Credit Facility also requires the payment annually of an additional fee equal to .125% of the Commitment each year.

  The Credit Facility contains various affirmative and restrictive covenants. These covenants, among other things, limit additional indebtedness, the extent to which volumes under Fixed-Price Contracts can exceed proved reserves in any year and in the aggregate, the sale of assets and the payment of dividends, and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with the Credit Facility. As of March 31, 1996, the Company had fixed the interest rate on average notional amounts of $191 million for the balance of 1996, and $153 million, $99 million and $33 million for the years ending December 31, 1997, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.5% at March 31, 1996) and pays an average rate of 6.1% for the balance of 1996, and 6.1%, 6.3% and 6.5% for the years ending December 31, 1997, 1998 and 1999, respectively. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. As of March 31, 1996, the effective interest rate for borrowings under the Credit Facility, including the effect of interest rate swaps, was 6.6%.

  For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss.
Such gain or loss is included in interest expense in the period for which the indebtedness was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into interest expense over the original contract life. At March 31, 1996, the amount of such deferrals was not material.

  Subordinated Notes. In June 1994, the Company completed the sale of $100 million of 9-1/4% Senior Subordinated Notes due 2004 (the "Notes") in a public offering. The Notes were sold at 98.534% of face value to yield 9.48% to maturity. Interest is payable semi-annually on June 15 and December 15. Proceeds from the offering were used to retire $94.0 million of indebtedness outstanding under the Credit Facility and for general working capital purposes. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

  Other. The Company has certain other unsecured lines of credit available to it which aggregated $53 million as of March 31, 1996. Such short-term lines of credit are primarily used to meet letter of credit obligations under Fixed-Price Contracts and for working capital purposes. At March 31, 1996, the Company had $15.3 million of indebtedness and $17.9 million of letters of

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity currently available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1996 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Fixed-Price Contracts -- Margining." At March 31, 1996, the Company had working capital of $9.2 million and a current ratio of 1.28 to 1. Total long-term debt outstanding at March 31, 1996 was $326.1 million. The Company's long-term debt as a percentage of its total capitalization was 57%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase oil and gas production and reserves through acquisition, development and exploration activities. For the quarter ended March 31, 1996, the Company expended $22.5 million in connection with this strategy, including $3.7 million for exploration projects, funded principally through internally generated cash flows and working capital. For the balance of 1996, the Company currently plans to spend approximately $54 million in connection with its drilling program, the vast majority of which is development drilling, focused principally in its core operating areas of Sonora, the Mid-Continent, the Permian Region and the Gulf Coast. Such planned expenditure levels include approximately $4 million of additional exploration drilling and other exploration costs. Actual levels of drilling, development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. As of May 7, 1996, the Company had drilled 90 wells, 85 of which were successfully completed as producers, and an additional 45 wells were in progress.

  On April 4, 1996, the Company purchased certain producing oil and gas properties and associated leasehold acreage from Coastal Oil and Gas Company for $29.9 million. The properties, which are located primarily in Oklahoma, consist of approximately 60 Bcfe of proved reserves attributable to approximately 800 wells. The Company continues to actively search for attractive proved reserve acquisitions but is not able to predict the timing or amount of any capital expenditure which may be employed in acquisitions and is not currently obligated to make any material acquisitions.

FIXED-PRICE CONTRACTS
  Description of Contracts. Oil and gas prices are subject to significant and often volatile fluctuation. As part of the Company's risk management strategy, it enters into Fixed-Price Contracts to reduce its exposure to unfavorable changes in such prices. The Company's Fixed-Price Contracts are comprised of energy swaps for both crude oil and natural gas, and physical delivery contracts for natural gas. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. During the first quarter of 1996, Fixed-Price Contracts hedged 57% of the Company's gas production and 63% of its oil production. Moreover, Fixed-Price Contracts are in place to hedge approximately 60% of the Company's estimated future production from proved gas reserves through the year 2000 and 809 MBbls for the balance of 1996.

  Under its energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price (generally a NYMEX-based or regional spot market index), as defined in each contract, to the counterparty. For its physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty for a fixed price. Under its energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price.

  The following table summarizes the volumes, fixed prices and future amounts to be received (or paid) under the Company's Fixed-Price Contracts as of March 31, 1996. Such amounts do not reflect the future floating price payments (in the case of energy swaps) or the future cost of supplying gas (in the case of physical delivery contracts) pursuant to these contracts.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

FIXED-PRICE CONTRACTS  (1)
                             Nine
                             Months
                             Ending
                            December        Years Ending December 31,       Balance
                               31,   -------------------------------------- through
                              1996     1997      1998      1999      2000     2017       Total
                            -------- --------  --------  --------  -------- --------  ----------
NATURAL GAS SWAPS
Sales Contracts
Contract volumes
(BBtu) (2). . . . . . . .         --    4,247    13,833    15,832     9,843   37,360      81,115
Weighted average
fixed price per MMBtu . .  $      -- $   2.19  $   2.33  $   2.44  $   2.46 $   2.96   $    2.65
Future receipts (M$). . .  $      -- $  9,285  $ 32,259  $ 38,644  $ 24,192 $110,572   $ 214,952

Purchase Contracts
Contract volumes (BBtu). .        --   (1,825)   (9,125)  (10,950)       --       --     (21,900)
Weighted average fixed
price per MMBtu. . . . . .  $     -- $   2.01  $   2.09  $   2.18  $     -- $     --  $     2.13
Future payments (M$) . . .  $     -- $ (3,668) $(19,108) $(23,880) $     -- $     --  $  (46,656)

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS
Contract volumes (BBtu). .    22,086   32,510    36,059    28,203    26,750  161,391     306,999
Weighted average fixed
price per MMBtu. . . . . .  $   2.41 $   2.50  $   2.64  $   2.85  $   3.06 $   4.15  $     3.46
Future receipts (M$) . . .  $ 53,316 $ 81,379  $ 95,349  $ 80,482  $ 81,950 $669,147  $1,061,623

CRUDE OIL SWAPS
Contract volumes (MBbls) .       809       --        --        --        --       --         809
Weighted average fixed
price per Bbl. . . . . . .  $  19.22 $     --  $     --  $     --  $     -- $     --  $    19.22
Future receipts (M$) . . .  $ 15,547 $     --  $     --  $     --  $     -- $     --  $   15,547

(1)- The Company expects the prices to be realized for its hedged production will be less than the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts.  See
     "Fixed-Price Contracts -- Market Risk."
(2)- Includes 20,000 BBtu attributable to a natural gas swap entered into with an affiliate in
     April 1996.  See "Significant New Contracts."

  Accounting. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheet or income statement related to changes in market value of the contracts. If a Fixed-Price Contract is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original life of the contract. At March 31, 1996, the amount of such deferrals was not material.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Credit Risk. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default or cancel a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility. See "Capital Resources and Liquidity."

  Two Fixed-Price Contracts which hedge an aggregate 113.5 Bcf of natural gas as of March 31, 1996 are with independent power producers who sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of March 31, 1996, the future value of these contracts (defined as the extent such contracts are "in the money" in relation to quoted forward market prices for natural gas), discounted at 10%, was approximately $140 million. The ability of these counterparties to perform their respective obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO in recent years has initiated judicial and regulatory proceedings designed to curtail power purchase obligations under its contracts with non-regulated power generators. As of March 31, 1996, with regard to the Company's counterparties, NIMO had not been successful in these proceedings. In April 1996, the Federal Energy Regulatory Commission issued Order No. 888 which, among other things, affirmed the ability of public utilities to recover stranded investment costs when open-access transmission rules become effective. The implications of Order No. 888 are far reaching and its ultimate impact to NIMO is unknown; however, the order is anticipated to allow NIMO to recover costs, such as power purchase obligations with non-regulated power generators which have become "stranded" as the result of customers having access to electricity from other generators through NIMO's transmission system. In October 1995, NIMO announced a proposal to its regulators to restructure its power generation, marketing and distribution businesses which could have significant adverse consequences for the counterparties to these contracts. As of March 31, 1996, NIMO had made limited progress in achieving support for its restructuring proposal. At this time, the likelihood of NIMO's proposal being accepted cannot be predicted, nor can any potential impact on future counterparty performance if the proposal is accepted. The Company has not experienced non-performance by any counterparty.

  Market Risk. The Company's Fixed-Price Contracts hedge 366.2 Bcf of proved natural gas reserves, substantially all of which are proved developed reserves, and 809 MBbls of oil at fixed prices. If the Company's proved reserves are produced at rates less than anticipated, the volumes specified

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

under the Fixed-Price Contracts may exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for such volumes. The Company expects future production volumes to be equal to or greater than the volumes provided for in its contracts.

  The differential between the floating price paid under each swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other factors. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For its gas production in 1994 and 1995, the Company realized approximately 11% and 3% less than the prices specified in its natural gas fixed-price contracts due to basis, respectively. For its oil production hedged by Fixed-Price Contracts in 1994 and 1995, the Company realized approximately 8% and 7% less than the
prices specified in such contracts, respectively.   For the quarter ended
March 31, 1996, the Company received approximately 5% and 6% less than the prices specified in its natural gas contracts and crude oil contracts, respectively. Such results do not include the $4.3 million basis charge recognized in the fourth quarter of 1995, discussed below. Basis results for the first quarter of 1996 are not necessarily indicative of the results to be expected for the full year. Basis movements can result from a number of variables, including temporary regional market aberrations, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Such movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% change in price realization for hedged natural gas production in 1996 would represent a $728,000 change in gas sales. A 1% change in price realization for hedged oil production in 1996 would represent a $210,000 change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

  In the first quarter of 1996, the Company experienced an unprecedented widening of basis for certain of its Fixed-Price Contracts. These particular contracts have floating indices tied to the NYMEX natural gas contract or involve the purchase of gas in the spot market priced at or near the Henry Hub delivery point in Louisiana. The Henry Hub price has historically had high correlation to the market prices received by the Company for its gas production, making such contracts effective natural gas price hedges. This effectiveness, however, was lost for the first quarter 1996 settlement periods. As a result, the Company recognized a $4.3 million charge in the fourth quarter of 1995 (when the anomaly was identified) to reflect the estimated basis loss incurred. To reduce exposure to Henry Hub basis volatility, the Company monetized a 20-Bcf contract with S.A. Louis Dreyfus et Cie in January 1996, receiving $1.6 million in proceeds. These proceeds are being amortized into oil and gas sales over the original 19-month contract

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

term which commenced January 1996. The Company has also entered into several basis swaps with third parties which are designed to substantially eliminate the Company's exposure to Henry Hub basis volatility over the next five years.

  Margining. The Company is required to post margin in the form of bank letters of credit under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. During 1994 and 1995, the maximum aggregate amount of margin posted by the Company was $41.0 million and $23.4 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At March 31, 1996, the Company had issued margin in the form of letters of credit and treasury bills totaling $18.9 million and $4.2 million, respectively.

  Significant New Contracts. The Company entered into two long-term, Fixed-Price Contracts to hedge a portion of the production acquired from Coastal Oil and Gas Company. The first contract is a ten-year, 20-Bcf natural gas swap with Duke/Louis Dreyfus L.L.C., an affiliate, which commences June 1997. The fixed prices in this contract range from $2.05 to $2.51 per MMBtu. The second contract, which was entered into with an unrelated third party, is a five-year, 9-Bcf natural gas swap that provides an average fixed price of $2.10 per MMBtu. This contract also commences June 1997.

ESTIMATES FOR FISCAL YEAR 1996
  General. The fiscal year 1996 estimates provided below and other statements in this document other than purely historical information (collectively "Forward-Looking Statements") are based on the Company's historical operating trends, its proved reserves as of December 31, 1995, its Fixed-Price Contract position as of March 31, 1996 and other information available to Management. These statements assume that market conditions for the Company's oil and gas production are comparable to those experienced in 1995 as modified for changes in oil and gas prices through April 1996. These statements also assume that no significant changes occur in the operating environment for the Company's oil and gas properties. And finally, the Forward-Looking Statements assume no material changes in the composition of the Company's property base as the result of material acquisitions or divestitures except as disclosed herein. THE COMPANY CAUTIONS THAT THE FORWARD-LOOKING STATEMENTS PROVIDED HEREIN ARE SUBJECT TO ALL THE RISKS AND UNCERTAINTIES INCIDENT TO THE ACQUISITION, DEVELOPMENT AND MARKETING OF, AND EXPLORATION FOR, OIL AND GAS RESERVES.
THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, COMMODITY PRICE RISK, ENVIRONMENTAL RISK, DRILLING RISK, RESERVE, OPERATIONS AND PRODUCTION RISK, AND COUNTERPARTY RISK. MANY OF THESE RISKS ARE DESCRIBED ELSEWHERE HEREIN.

                      LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

MOREOVER, THE COMPANY MAY MAKE MATERIAL ACQUISITIONS, MODIFY ITS FIXED-PRICE CONTRACT POSITION BY ENTERING INTO NEW CONTRACTS OR TERMINATING EXISTING CONTRACTS, OR ENTER INTO FINANCING TRANSACTIONS. NONE OF THESE CAN BE PREDICTED WITH CERTAINTY AND, ACCORDINGLY, ARE NOT TAKEN INTO CONSIDERATION IN THE FORWARD-LOOKING STATEMENTS MADE HEREIN. FOR ALL OF THE FOREGOING REASONS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AND THERE IS NO ASSURANCE THAT THE ASSUMPTIONS USED ARE NECESSARILY THE MOST LIKELY.

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Estimates for Fiscal Year 1996" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for an expanded discussion of 1996 estimates. Discussed below are the more significant revisions to those estimates.

  Net Income and Cash Flows from Operating Activities. The Company presently estimates that its earnings and cash flows from operating activities for the year ending December 31, 1996 may exceed those achieved for 1995. The principal reasons for this anticipated improvement are revisions to the Company's production and commodity price forecast for the remainder of 1996, as discussed below.

  Production.   Based on the results of the Company's drilling program through the first quarter of 1996, planned drilling expenditures for the balance of the year and the acquisition in April 1996 of oil and gas properties from Coastal Oil and Gas Company, the Company expects higher growth in gas production for 1996. The Company now expects its estimated gas production to be within the range of 63 to 67 Bcf for 1996.

  Oil and Gas Prices. The Company cannot predict the market prices that will be received for its unhedged production for the balance of 1996. However, because less than one-half of the Company's estimated 1996 production is hedged by Fixed-Price Contracts, the Company's 1996 oil and gas revenues are benefitting from the increase in commodity prices realized during the first four months of 1996 compared to the same period of 1995. If prices for the balance of 1996 are at or above levels indicated by the NYMEX futures market in April 1996, the Company estimates exceeding 1995's earnings and operating cash flow results.

  Income Taxes. An improvement in pretax earnings will cause the utilization of Section 29 credits in its tax provision for 1996 to have a lower relative impact. This, in turn, will cause the overall effective tax rate to increase. The Company currently estimates an overall effective tax rate of between 30% to 35%. The Company estimates paying cash taxes of approximately $1.3 million to $1.5 million.

                         LOUIS DREYFUS NATURAL GAS CORP.
                           PART II.  OTHER INFORMATION


ITEM 1 -- NONE

ITEM 2 -- NONE

ITEM 3 -- NONE

ITEM 4 -- NONE

ITEM 5 -- NONE

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:
10.1 -- Notice of Execution for a natural gas swap transaction between Louis Dreyfus Natural Gas Corp. and Duke/Louis Dreyfus L.L.C. dated April 1, 1996.

No reports on Form 8-K.

                         LOUIS DREYFUS NATURAL GAS CORP.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LOUIS DREYFUS NATURAL GAS CORP.
                              ------------------------------------------
                              (Registrant)



Date:  May 14, 1996           /s/ Jeffrey A. Bonney
                              ------------------------------------------
                              Jeffrey A. Bonney
                              Vice President and Chief Accounting Officer