Form 10-Q
period 1996-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1996-08-13
CIK 912264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 1996

                                   or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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
27,800,000 shares of common stock, $.01 par value, issued and outstanding at August 6, 1996.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table of Contents





PART I.  FINANCIAL INFORMATION                                         Page

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1995 and June 30, 1996. . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income:
  Three months and six months ended June 30, 1995 and 1996 . . . . . .   5
Consolidated Statements of Cash Flows:
  Six months ended June 30, 1995 and 1996. . . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .   9

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  26

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                     December 31,   June 30,
                                                         1995         1996
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .   $     1,584  $    10,640
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .        23,443       26,355
 Joint interest and other, net . . . . . . . . . .         5,300        3,639
Deposits . . . . . . . . . . . . . . . . . . . . .         3,900        3,935
Inventory and other. . . . . . . . . . . . . . . .         3,095        3,636
                                                     -----------  -----------
Total current assets . . . . . . . . . . . . . . .        37,322       48,205
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .       778,348      854,126
Less accumulated depreciation, depletion,
 amortization and impairment . . . . . . . . . . .      (188,495)    (218,382)
                                                     -----------  -----------
                                                         589,853      635,744
                                                     -----------  -----------
OTHER ASSETS, net. . . . . . . . . . . . . . . . .         7,762        7,072
                                                     -----------  -----------
                                                     $   634,937  $   691,021
                                                     ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                     December 31,   June 30,
                                                         1995         1996
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .   $    21,458  $    20,431
Accrued liabilities. . . . . . . . . . . . . . . .         7,912        8,781
Revenues payable . . . . . . . . . . . . . . . . .         4,687        5,400
                                                     -----------  -----------
 Total current liabilities . . . . . . . . . . . .        34,057       34,612
BANK DEBT. . . . . . . . . . . . . . . . . . . . .       216,000      239,100
SUBORDINATED DEBT. . . . . . . . . . . . . . . . .        98,760       98,833
DEFERRED REVENUE . . . . . . . . . . . . . . . . .        20,557       19,826
DEFERRED HEDGING GAINS . . . . . . . . . . . . . .         5,070       28,856
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . .         4,285        4,180
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .        13,627       16,247
                                                     -----------  -----------
                                                         392,356      441,654
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .           --           --
Common stock, par value $.01; 100 million
 shares authorized; 27,800,000 shares
 issued and outstanding. . . . . . . . . . . . . .           278          278
Additional paid-in capital . . . . . . . . . . . .       197,291      197,291
Retained earnings. . . . . . . . . . . . . . . . .        45,012       51,798
                                                     -----------  -----------
                                                         242,581      249,367
                                                     -----------  -----------
                                                     $   634,937  $   691,021
                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------  ------------------
                                          1995      1996      1995      1996
                                        --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . . .  $ 37,704  $ 44,455  $ 76,064  $ 83,639
Interest and other . . . . . . . . . .       469     1,361     1,519     2,027
                                        --------  --------  --------  --------
                                          38,173    45,816    77,583    85,666
                                        --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . . .     7,703    11,104    15,978    21,544
General and administrative . . . . . .     3,978     4,118     8,254     8,371
Exploration costs. . . . . . . . . . .        --       242        --       242
Depreciation, depletion, amortization
 and impairment. . . . . . . . . . . .    13,235    16,661    26,648    31,724
Interest . . . . . . . . . . . . . . .     4,701     6,925     9,484    13,657
                                        --------  --------  --------  --------
                                          29,617    39,050    60,364    75,538
                                        --------  --------  --------  --------
Income before income taxes. . . . . . .    8,556     6,766    17,219    10,128
Income taxes . . . . . . . . . . . . .     2,824     2,232     5,683     3,342
                                        --------  --------  --------  --------
NET INCOME . . . . . . . . . . . . . .  $  5,732  $  4,534  $ 11,536  $  6,786
                                        ========  ========  ========  ========
Net income per share . . . . . . . . .  $    .21  $    .16  $    .41  $    .24
                                        ========  ========  ========  ========
Weighted average common shares
 outstanding . . . . . . . . . . . . .    27,800    27,800    27,800    27,800
                                        ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           ---------------------
                                                                             1995         1996
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 11,536    $   6,786
Items not affecting cash flows:
 Depreciation, depletion, amortization
 and impairment. . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,255       31,724
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .        4,822        2,620
 Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . .           --          242
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          238          302
                                                                           --------     --------
                                                                             43,851       41,674
Net change in operating assets and liabilities:
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .       (1,155)      (1,251)
 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          221          (35)
 Inventory and other . . . . . . . . . . . . . . . . . . . . . . . . .          348         (541)
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,272)      (1,027)
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       (1,771)         869
 Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          (52)         713
 Deferred Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           --       (4,310)
                                                                           --------     --------
                                                                             35,170       36,092
                                                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment. . . . . . . . . . . . . . . .      (33,263)     (77,579)
Proceeds from sale of property and equipment . . . . . . . . . . . . .       11,607          291
                                                                           --------     --------
                                                                            (21,656)     (77,288)
                                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings. . . . . . . . . . . . . . . .       62,800      150,805
Repayments of long-term bank borrowings. . . . . . . . . . . . . . . .      (75,197)    (127,705)
Change in deferred hedging gains . . . . . . . . . . . . . . . . . . .           --       28,096
Change in deferred revenue . . . . . . . . . . . . . . . . . . . . . .         (658)        (731)
Change in other long-term liabilities. . . . . . . . . . . . . . . . .         (198)        (213)
                                                                           --------     --------
                                                                            (13,253)      50,252
                                                                           --------     --------
Change in cash and cash equivalents. . . . . . . . . . . . . . . . . .          261        9,056
Cash and cash equivalents, beginning of period . . . . . . . . . . . .        2,980        1,584
                                                                           --------     --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .     $  3,241     $ 10,640
                                                                           ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,601     $ 12,395
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,700          668
                                                                           --------     --------
                                                                           $ 11,301     $ 13,063
                                                                           ========     ========

              See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 June 30, 1996

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- DEFERRED HEDGING GAINS

  In June 1996, the Company and an unaffiliated counterparty to one of its fixed-price contracts amended the terms of a fixed-price natural gas contract to monetize the premium in the fixed prices provided by the contract. Pursuant to the amendment, the Company received a non-refundable payment in the amount of $25.0 million. As consideration for this payment, the weighted average fixed price over the remaining 17 years of the contract provided by the underlying contract was reduced from $3.20 per MMBtu to $2.37 per MMBtu approximating the forward market prices for natural gas at the time. The payment has been reflected in the accompanying balance sheet as deferred hedging gains and will be amortized into earnings over the life of the underlying contract. In connection with the amendment, the Oil and Gas Reserves Loan Value (the borrowing base) provided by the Company's $300 million revolving bank credit facility was reset to be $315 million.

NOTE 3 -- BANK CREDIT FACILITY

  In July 1996, certain provisions of the Company's $300 million bank credit facility were amended to reduce the pricing and to extend the maturity. The LIBOR interest rate margin which previously ranged from .50% to 1% per annum (.75% at June 30, 1996) based on the relationship of outstanding indebtedness to the discounted present value of the Company's oil and gas reserves and Fixed-Price Contracts was lowered to a range of .25% to .55% per annum (.30% at July 31, 1996). Additionally, the Commitment fee of .1875% per annum was eliminated and the facility fee was amended to .20% of the outstanding Commitment. As of July 31, 1996, the effective interest rate for borrowings under the credit facility (before the effect of interest rate swaps and the facility fee) was 5.8%. The date at which the Commitment Amount (as defined by the credit facility agreement) begins reducing at the rate of $18.75 million per quarter was extended from December 31, 1997 to October 31, 1999. The loan matures on July 31, 2003.

                         LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 June 30, 1996

NOTE 4 -- LITIGATION

  On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The amount of the judgment owed by Midcon as of December 31, 1995 was $10.8 million. In January 1996, the Company and Midcon settled remaining disputes in connection with this litigation and Midcon delivered a promissory note to the Company, secured by first and second liens on all assets of Midcon, in the amount of $10.8 million, payable in full on or before December 15, 1996. In July 1996, Midcon made a $1.0 million installment payment on the note which has been recorded as other income for the quarter ended June 30, 1996. Collectibility of the balance of this note is uncertain. Accordingly, no amounts have been recorded with respect to the balance of the note in the accompanying financial statements as of June 30, 1996. The Company will recognize income as future payments are received.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW
  General. Formed in 1979, Louis Dreyfus Natural Gas Corp. (the "Company") was acquired by S.A. Louis Dreyfus et Cie on July 18, 1990 for the purpose of engaging in oil and gas acquisition, development, production and marketing activities in North America. Since that date, the Company's oil and gas reserves and production have grown significantly as the result of numerous proved reserve acquisitions and an active drilling program. In November 1993, the Company completed an initial public offering of 7.8 million shares of common stock. As of June 30, 1996, S.A. Louis Dreyfus et Cie's ownership in the Company was approximately 74%.

  The Company has a portfolio of fixed-price contracts, which include both long-term physical delivery contracts, energy swaps and, from time to time, option agreements (collectively, "Fixed-Price Contracts") which reduce the risk associated with fluctuations in natural gas and oil prices. For the six-month periods ended June 30, 1995 and 1996, Fixed-Price Contracts hedged 95% and 50%, respectively, of the Company's natural gas production not otherwise subject to fixed prices and 92% and 70%, respectively, of the Company's oil production for such periods. Moreover, as of June 30, 1996, the Company's Fixed-Price Contracts hedge 359 Bcf of natural gas and 476 MBbls of oil to be produced in future periods. See "Fixed-Price Contracts."

  Forward-Looking Statements. Forward-looking statements for 1996 and for later periods are made in various places in this discussion, which include all statements other than purely historical information. Such statements represent the estimates of Management based on the Company's historical operating trends, its proved reserves as of December 31, 1995, its Fixed-Price Contract position as of June 30, 1996 and other information available to Management. See "Estimates for Fiscal Year 1996" for a discussion of the risks, uncertainties and other important factors which could cause actual results to differ materially from those projected in such statements.

  Certain Definitions. As used herein, the abbreviations listed below are defined as follows.

CERTAIN DEFINITIONS

Bbl. 42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.

Bcf.     Volume of one billion cubic feet.

Bcfe. Bcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

BBtu.    One billion Btus.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

CERTAIN DEFINITIONS (continued)
Btu. British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

SELECTED OPERATING DATA                Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         1995      1996      1995      1996
                                       --------  --------  --------  --------
OIL AND GAS SALES: (M$)
Wellhead oil sales . . . . . . . . . . $  7,248  $  9,694  $ 14,476  $ 17,991
Effect of Fixed-Price Contracts. . . .     (104)     (907)      404    (1,105)
                                       --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . $  7,144  $  8,787  $ 14,880  $ 16,886
                                       ========  ========  ========  ========
Wellhead natural gas sales:
  Sales under Sonora Gas Contract. . . $ 12,156  $     --  $ 23,108  $     --
  Other sales. . . . . . . . . . . . .   12,161    35,316    24,159    65,008
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . .   24,317    35,316    47,267    65,008
Effect of Fixed-Price Contracts (1). .    6,243       352    13,917     1,745
                                       --------  --------  --------  --------
Total natural gas sales. . . . . . . . $ 30,560  $ 35,668  $ 61,184  $ 66,753
                                       ========  ========  ========  ========
PRODUCTION:
Oil production (MBbls) . . . . . . . .      404       466       831       915
Natural gas production (MMcf):
  Sold under Sonora Gas Contract . . .    3,076        --     5,902        --
  Other production . . . . . . . . . .    8,111    16,389    16,451    30,969
                                       --------  --------  --------  --------
Total. . . . . . . . . . . . . . . . .   11,187    16,389    22,353    30,969
                                       ========  ========  ========  ========
Net equivalent production (MMcfe). . .   13,612    19,187    27,339    36,460
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, CONTINUED     Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         1995      1996      1995      1996
                                       --------  --------  --------  --------
AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price . . . . . . . . . . . $  17.93  $  20.79  $  17.42  $  19.66
  Effect of Fixed-Price Contracts. . .     (.25)    (1.95)      .49     (1.21)
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $  17.68  $  18.84  $  17.91  $  18.45
                                       ========  ========  ========  ========
  Average fixed price received under
  Fixed-Price Contracts. . . . . . . . $  18.99  $  19.26  $  19.31  $  19.24
  Net effective cash realization (2) .      93%       95%       93%       95%
Natural gas (per Mcf):
  Sales under Sonora Gas Contract. . . $   3.95  $     --  $   3.92  $     --
  Other wellhead sales . . . . . . . .     1.50      2.16      1.47      2.10
                                       --------  --------  --------  --------
  Average price. . . . . . . . . . . .     2.17      2.16      2.11      2.10
  Effect of Fixed-Price Contracts (1).      .56       .02       .63       .06
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $   2.73  $   2.18  $   2.74  $   2.16
                                       ========  ========  ========  ========
  Average fixed price received under
  Fixed-Price Contracts. . . . . . . . $   2.48  $   2.37  $   2.51  $   2.34
  Net effective cash realization (2) .      93%       93%       96%       94%
Equivalent price (per Mcfe). . . . . . $   2.77  $   2.32  $   2.78  $   2.29

EXPENSES: (per Mcfe)
Operating costs. . . . . . . . . . . . $    .57  $    .58  $    .58  $    .59
General and administrative . . . . . . $    .29  $    .21  $    .30  $    .23
Depreciation, depletion, amortization
& impairment - oil & gas . . . . . . . $    .91  $    .82  $    .91  $    .82

(1)- Net of basis results and amortization of deferred hedging gains and losses. See "Fixed-Price Contracts -- Market Risk."
(2)- Represents the net effective cash price realized for the Company's hedged production (after consideration for basis results and amortization of deferred hedging gains and losses) as a percentage of the fixed prices in the Company's Fixed-Price Contracts. See "Fixed Price-Contracts -- Market Risk."
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.
  Net Income and Cash Flows from Operating Activities. For the quarter ended June 30, 1996, the Company realized net income of $4.5 million, or $.16 per share, on total revenue of $45.8 million. This compares with net income of $5.7 million, or $.21 per share, on total revenue of $38.2 million for the second quarter of 1995. Cash flows from operating activities (before working capital changes) for the second quarter of 1996 increased 8% to $23.5 million from the $21.7 million reported for the second quarter of 1995. The decline in second quarter 1996 earnings was principally the result of lower average natural gas prices caused by the expiration in December 1995 of a wellhead contract for certain production in the Sonora area with Lone Star Gas Company ("Sonora Gas Contract"). This contract paid $3.95 per Mcf for approximately 27% of the Company's total gas production in the second quarter of 1995, representing $5.5 million of premium over second quarter 1996 wellhead prices. The increase in operating cash flows for the second quarter of 1996 was principally attributable to the significant increase in production realized for the quarter.

  Production. The Company produced 19.2 Bcfe for the second quarter of 1996 compared to 13.6 Bcfe for the prior year second quarter, an increase of 41%. Natural gas production increased to 16.4 Bcf, up 46% over the 11.2 Bcf produced in the second quarter of 1995. Oil production for the second quarter of 1996 increased 15% to 466 MBbls compared to 404 MBbls for the second quarter of 1995. The increase in oil and gas production was primarily the result of acquisitions closed during the previous twelve months and the results of the Company's drilling program. Over this period, the Company expended $142 million and $87 million in connection with its acquisition and drilling programs, respectively.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.32 per Mcfe for the quarter ended June 30, 1996, a decrease of 16% from the $2.77 per Mcfe received for the second quarter of 1995. The Company's gas production yielded an average price of $2.18 per Mcf, a decrease of 20% from the $2.73 per Mcf for the prior year second quarter, due primarily to the expiration of the Sonora Gas Contract. The average gas price for the second quarter of 1996 was enhanced $.02 per Mcf as a result of the Company's hedging activities. The average gas price for the second quarter of 1995 was enhanced $.56 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received for the second quarter of 1996 was $18.84 per Bbl, an increase of 7% compared to $17.68 per Bbl for the prior-year second quarter. The 1996 second quarter average oil price decreased $1.95 per Bbl as a result of the Company's hedging activities. Fixed-Price Contracts hedging the Company's crude oil production during the second quarter of 1995 decreased the average price by $.25 per Bbl.

  The combination of higher gas production and lower average gas prices increased gas sales to $35.7 million for the second quarter of 1996 compared to $30.6 million for the second quarter of 1995, an increase of 17%. The

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

combined effect of higher oil production and higher average oil prices was to increase oil sales by 23% to $8.8 million from the $7.1 million reported for the second quarter of 1995. See additional discussion under "Fixed-Price Contracts."

  Other Income. Other income for the second quarter of 1996 was $1.4 million compared to $469,000 for the second quarter of 1995. The 1996 second quarter amount is higher primarily due to the recognition of a $1.0 million installment payment received from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. Collectibility of the balance of the judgment ($9.8 million) is uncertain. Accordingly, no amounts have been recorded with respect to the balance of the judgment in the accompanying financial statements as of June 30, 1996. The Company will recognize income as future payments are received.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, increased to $11.1 million for the second quarter of 1996 compared to $7.7 million for second quarter of 1995. This increase is principally attributable to producing properties acquired and wells drilled during the previous twelve months. On an equivalent unit of production basis, total operating costs remained relatively constant at $.58 per Mcfe for the second quarter of 1996 compared to $.57 per Mcfe for the prior-year second quarter.

  General and Administrative Expense. General and administrative expense ("G&A") for the second quarter of 1996 was $4.1 million compared to $4.0 million for the prior-year second quarter. On an equivalent unit of production basis, G&A decreased to $.21 per Mcfe for the 1996 second quarter compared to $.29 per Mcfe for the second quarter of 1995, a decrease of 28%. This decrease is primarily attributable to the significant growth achieved in oil and gas production without corresponding increases in personnel and associated costs.

  Exploration Costs. Exploration costs, primarily comprised of geological and geophysical costs, were $242,000 for the quarter ended June 30, 1996. Through the first six months of 1996, the Company had drilled five exploratory wells, all of which were successfully completed.

  Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment ("DD&A") for the second quarter of 1996 was $16.7 million compared to $13.2 million for the prior-year second quarter. This increase in DD&A is attributable to the increase in production volumes previously discussed. The oil and gas DD&A rate per equivalent unit of production (including leasehold impairment) was $.82 per Mcfe for the second quarter of 1996 compared to $.91 per Mcfe for the second quarter of 1995.
This decrease in rate is due principally to favorable finding cost results attributable to the Company's acquisition and drilling programs during the twelve-month period and to a SFAS 121 impairment charge taken in the fourth quarter of 1995.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Interest Expense. Interest expense for the second quarter of 1996 was $6.9 million compared to $4.7 million for the second quarter of 1995. This increase is primarily attributable to a higher level of outstanding indebtedness for the 1996 second quarter as a result of acquisitions funded with availability under the Company's $300 million bank credit facility. The net impact of interest rate swaps in effect for the second quarter of 1996 was to increase interest expense by $320,000. The net impact of interest rate swaps in effect during the second quarter of 1995 was to decrease interest expense by $122,000. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the second quarter of 1996, the Company recorded an income tax provision of $2.2 million on pretax income of $6.8 million, an effective rate of 33%. This compares to an income tax provision of $2.8 million on pretax income of $8.6 million, an effective rate of 33%, for the second quarter of 1995. The effective rate for both quarters was lower than the statutory rate primarily due to the availability of Section 29 credits.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.
  Net Income and Cash Flows from Operating Activities. The Company realized net income of $6.8 million, or $.24 per share, on total revenue of $85.7 million for the six months ended June 30, 1996. This compares with net income of $11.5 million, or $.41 per share, on total revenue of $77.6 million for the first six months of 1995. Cash flows from operating activities (before working capital changes) for the first six months of 1996 decreased 5% to $41.7 million from the $43.9 million reported for the first six months of 1995. The decrease in earnings and cash flows was primarily the result of the expiration of the Sonora Gas Contract.

  Production. The Company produced 36.5 Bcfe for the first six months of 1996 compared to 27.3 Bcfe for the comparable prior-year period. This increase in overall production is principally attributable to producing property acquisitions made during the previous twelve months and to the results of the Company's drilling program. Natural gas production for the six months ended June 30, 1996 was 31.0 Bcf, a 39% increase over the 22.4 Bcf produced in the first half of 1995. Oil production for the first six months of 1996 increased 10% to 915 MBbls compared to 831 MBbls for the first six months of 1995.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.29 per Mcfe for the first six months of 1996, a decrease of 18% compared to $2.78 per Mcfe for the first six months of 1995. The average gas price for the first six months of 1996 was $2.16 per Mcf, a decrease of 21% compared to $2.74 per Mcf for the six months ended June 30, 1995. These declines were primarily the result of the expiration of the Sonora Gas Contract. The Company's average gas price for the first six months of 1996 was enhanced $.06 per Mcf as a result of the Company's hedging activities. The average gas price for the first six months of 1995 was enhanced $.63 per Mcf as a result of Fixed-Price Contracts in effect for that

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

period. The average oil price for the first six months of 1996 was $18.45 per Bbl compared to $17.91 per Bbl for the first six months of 1995. The average oil price for the current year six-month period decreased $1.21 per Bbl as a result of Fixed-Price Contracts in effect for the period. The effect of Fixed-Price Contracts hedging the Company's crude oil production during the first six months of 1995 was to increase the average price by $.49 per Bbl.

  The combination of higher gas production and lower average gas prices increased gas sales to $66.8 million for the first six months of 1996, an increase of 9% from the $61.2 million reported for the first six months of 1995. The combined effect of higher oil production and higher average oil prices was to increase oil sales by 13% to $16.9 million compared to $14.9 million for the prior-year six-month period.

  Other Income. Other income for the first six months of 1996 was $2.0 million compared to $1.5 million for the first six months of 1995. This increase is primarily due to the recognition of a $1.0 million installment payment received from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. Collectibility of the balance of the judgment ($9.8 million) is uncertain. Accordingly, no amounts have been recorded with respect to the balance of the judgment in the accompanying financial statements as of June 30, 1996. The Company will recognize income as future payments are received.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, increased to $21.5 million for the first six months of 1996 compared to $16.0 million for the first six months of 1995. This increase is principally attributable to producing properties acquired and wells drilled during the previous twelve months. On a natural gas equivalent basis, total operating costs remained relatively constant at $.59 per Mcfe for the first six months of 1996 compared to $.58 per Mcfe for the comparable prior-year period.

  General and Administrative Expense. G&A for the first six months of 1996 was $8.4 million compared to $8.3 million for the comparable prior-year period. On a natural gas equivalent basis, G&A decreased to $.23 per Mcfe for the first six months of 1996 compared to $.30 per Mcfe for the first six months of 1995, a decrease of 23%. This decrease is primarily attributable to the significant growth achieved in oil and gas production without corresponding increases in personnel and related costs.

  Exploration Costs. Exploration costs, primarily comprised of geological and geophysical costs, were $242,000 for the six months ended June 30, 1996. Through the first six months of 1996, the Company had drilled five exploratory wells, all of which were successfully completed.

  Depreciation, Depletion, Amortization and Impairment. DD&A for the first six months of 1996 was $31.7 million compared to $26.6 million for the first six months of 1995. This increase in DD&A is attributable to the increase in

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

production volumes previously discussed. The oil and gas DD&A rate per equivalent unit of production (including leasehold impairment) was $.82 per Mcfe for the first six months of 1996 and $.91 per Mcfe for the first six months of 1995. This decrease in rate is due principally to favorable finding cost results attributable to the Company's acquisition and drilling programs during the previous twelve-month period and to a SFAS 121 impairment charge taken in the fourth quarter of 1995.

  Interest Expense. For the six months ended June 30, 1996, interest expense was $13.7 million compared to $9.5 million for the first six months of 1995. This increase is primarily attributable to a higher level of outstanding indebtedness for the first six months of 1996 as a result of acquisitions funded with availability under the Company's $300 million bank credit facility. The net impact of interest rate swaps in effect during the first six months of 1996 was to increase interest expense by $532,000. Interest rate swaps in effect for the first six months of 1995 decreased interest costs by $288,000. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first six months of 1996, the Company recorded a tax provision of $3.3 million on pretax income of $10.1 million, an effective rate of 33%. This compares to a tax provision of $5.7 million provided on pretax income of $17.2 million for the first six months of 1995, an effective rate of 33%. The effective rate for both periods was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  General. For the six-month period ended June 30, 1996, the Company funded its investing activities primarily through cash provided by operating activities, bank borrowings and other financing activities. The Company's income (excluding gains and losses on sales and retirements of assets and non-cash charges and writedowns) before deduction for interest, income taxes, and DD&A ("EBITDA") increased from $54.2 million for the first six months of 1995 to $55.7 million for the first six months of 1996. This increase in EBITDA has occurred primarily as a result of the increase in the Company's oil and gas sales between the two periods. The Company's $300 million bank credit facility and the indenture agreement for the 9-1/4% Senior Subordinated Notes due 2004 include certain covenants based in part on EBITDA. However, EBITDA should not be considered an alternative to net income as an indicator of Company operating performance or an alternative to cash flows as a measure of liquidity.

  Credit Facility. The Company has a revolving credit facility with a syndicate of banks (the "Credit Facility"), as most recently amended July 31, 1996 to reduce the pricing and extend the maturity, which provides for borrowings and letters of credit up to the lesser of the Commitment or the Oil and Gas Reserves Loan Value as defined by the agreement. The maximum amount of letters of credit available for issuance thereunder is further limited to $75 million. The Oil and Gas Reserves Loan Value is based on a periodic valuation of the Company's oil and gas reserves and Fixed-Price Contracts,

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

subject to certain adjustments, and was most recently reset to be $315 million in June 1996. The Commitment is $300 million and reduces at the rate of $18.75 million per quarter commencing October 31, 1999 through July 31, 2003. Prior to the July 31, 1996 amendment, the Commitment began reducing in December 1997. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "Fixed-Price Contracts
- -- Margining." As of June 30, 1996, the Company had $226.0 million of principal and $3.4 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of either borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The agreement also provides for a competitive bid option for borrowings under the facility. The LIBOR interest rate margin under the facility is subject to a sliding scale based on the relationship of outstanding indebtedness to the discounted present value of the Company's oil and gas reserves and Fixed-Price Contracts. The LIBOR interest rate margin beginning July 31, 1996 varies from .25% to
 .55% per annum (compared to .50% to 1% before the July 31, 1996 amendment). At July 31, 1996, the applicable interest rate was LIBOR plus .30%. The amended Credit Facility also requires the payment of a facility fee equal to
 .20% of the Commitment beginning July 31, 1996, compared to a commitment fee ranging from .125% to .25% per annum plus a facility fee of .125% prior to the amendment.

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

  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with the Credit Facility. As of June 30, 1996, the Company had fixed the interest rate on average notional amounts of $126 million for the balance of 1996, and $153 million, $99 million and $33 million for the years ending December 31, 1997, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.6% at June 30, 1996) and pays an average rate of 6.1% for the balance of 1996, and 6.1%, 6.3% and 6.5% for the years ending December 31, 1997, 1998 and 1999, respectively. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. As of June 30, 1996, the effective interest rate for borrowings under the Credit Facility, including the effect of interest rate swaps, was 6.8%. On June 28, 1996, the Company entered into an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap is in effect through June 28, 2004.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Subordinated Notes. In June 1994, the Company completed the sale of $100 million of 9-1/4% Senior Subordinated Notes due 2004 (the "Notes") in a public offering. The Notes were sold at 98.534% of face value to yield 9.48% to maturity. Interest is payable semi-annually on June 15 and December 15. Proceeds from the offering were used to retire outstanding indebtedness under the Credit Facility and for general working capital purposes. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

  Other. The Company has certain other unsecured lines of credit available to it which aggregated $53 million as of June 30, 1996. Such short-term lines of credit are primarily used to meet letter of credit obligations under Fixed-Price Contracts and for working capital purposes. At June 30, 1996, the Company has $13.1 million of indebtedness and $17.9 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity currently available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1996 and to meet the Company's obligations under its Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Fixed-Price Contracts -- Margining." At June 30, 1996, the Company had working capital of $13.6 million and a current ratio of 1.4 to 1. Total long-term debt outstanding at June 30, 1996 was $337.9 million. The Company's long-term debt as a percentage of its total capitalization was 58%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase production and reserves through acquisition, development and exploration activities. For the six months ended June 30, 1996, the Company expended $76.2 million in connection with this strategy, including $6.8 million for exploration projects, funded principally through internally generated cash flows, bank borrowings and other investing activities. For the balance of 1996, the Company currently plans to spend approximately $43 million in connection with its drilling program, the vast majority of which is development drilling, focused principally in its core operating areas of Sonora, the Mid-Continent, the Permian Region and the Gulf Coast. Such planned expenditure levels include approximately $8 million of additional exploration drilling and other exploration costs. Actual levels of drilling, development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. As of August 6, 1996, the Company had drilled 152 wells, 143 of which were successfully completed as producers, and an additional 36 wells were in progress.

  On April 4, 1996, the Company purchased certain producing oil and gas properties and associated leasehold acreage from Coastal Oil and Gas Company

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

for $30.5 million. The properties, which are located primarily in Oklahoma, consist of approximately 60 Bcfe of proved reserves attributable to approximately 800 wells. The Company continues to actively search for attractive proved reserve acquisitions but is not able to predict the timing or amount of any capital expenditure which may be employed in acquisitions. Additionally, from time to time the Company may identify non-strategic oil and gas assets for divestiture. The Company is not currently obligated to make any material acquisitions or divestitures.

FIXED-PRICE CONTRACTS
  Description of Contracts. Oil and gas prices are subject to significant and often volatile fluctuation. Historically, the Company has entered into Fixed-Price Contracts to reduce exposure to unfavorable changes in such prices. The Company's Fixed-Price Contracts are comprised of energy swaps for both crude oil and natural gas, and physical delivery contracts for natural gas. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, for its hedged production, the Company will not benefit from market prices that are higher than the fixed prices in such contracts. During the first six months of 1996, Fixed-Price Contracts hedged 50% of the Company's gas production and 70% of its oil production. Moreover, as of June 30, 1996, Fixed-Price Contracts are in place to hedge approximately 60% of the Company's estimated future production from proved gas reserves through the year 2000 and 476 MBbls of oil for the balance of 1996.

  Under its energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price (generally a NYMEX-based or regional spot market index), as defined in each contract, to the counterparty. For its physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty for a fixed price. Under its energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  The following table summarizes the volumes, fixed prices and future amounts to be received (or paid) under the Company's Fixed-Price Contracts as of June 30, 1996. Such amounts do not reflect the future floating price payments (in the case of energy swaps) or the future cost of supplying gas (in the case of physical delivery contracts) pursuant to these contracts.

FIXED-PRICE CONTRACTS  (1)

                              Six
                             Months
                             Ending         Years Ending December 31,        Balance
                            December --------------------------------------  through
                            31, 1996   1997      1998      1999      2000     2017      Total
                            -------- --------  --------  --------  -------- --------  ----------
NATURAL GAS SWAPS
Sales Contracts
Contract volumes
(BBtu) (2) . . . . . . . .        --    4,247    13,833    15,832     9,843   37,360      81,115
Weighted average
fixed price per MMBtu. . .  $     -- $   2.19  $   2.33  $   2.44  $   2.46 $   2.96  $     2.65
Future receipts (M$) . . .  $     -- $  9,285  $ 32,259  $ 38,644  $ 24,192 $110,572  $  214,952

Purchase Contracts
Contract volumes (BBtu). .        --   (1,825)   (9,125)  (10,950)       --       --     (21,900)
Weighted average
fixed price per MMBtu. . .  $     -- $   2.01  $   2.09  $   2.18  $     -- $     --  $     2.13
Future payments (M$) . . .  $     -- $ (3,668) $(19,108) $(23,880) $     -- $     --  $  (46,656)

 NATURAL GAS PHYSICAL
   DELIVERY CONTRACTS
Contract volumes (BBtu). .    14,851   32,510    36,059    28,203    26,750  161,391     299,764
Weighted average fixed
price per MMBtu. . . . . .  $   2.42 $   2.48  $   2.62  $   2.82  $   3.02 $   3.97  $     3.38
Future receipts (M$) . . .  $ 35,862 $ 80,716  $ 94,564  $ 79,576  $ 80,892 $640,840  $1,012,450

CRUDE OIL SWAPS
Contract volumes (MBbls) .       476       --        --        --        --       --         476
Weighted average fixed
price per Bbl. . . . . . .  $  19.45 $     --  $     --  $     --  $     -- $     --  $    19.45
Future receipts (M$) . . .  $  9,256 $     --  $     --  $     --  $     -- $     --  $    9,256

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

  Accounting. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheet or income statement related to changes in market value of the contracts. If a Fixed-Price Contract is liquidated, sold or monetized prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original life of the contract.

  In June 1996, the Company and an unaffiliated counterparty to one of its fixed-price contracts amended the terms of a fixed-price natural gas contract to monetize the premium in the fixed prices provided by the contract. Pursuant to the amendment, the Company received a non-refundable payment in the amount of $25.0 million. As consideration for this payment, the weighted average fixed price over the remaining 17 years of the contract was reduced from $3.20 per MMBtu to $2.37 per MMBtu, approximating the forward market prices for natural gas at the time. The payment has been reflected in the Company's balance sheet as a deferred hedging gain and will be amortized into earnings over the life of the underlying contract. As of June 30, 1996, the balance of deferred hedging gains was $28.9 million; the amount of deferred hedging losses was not material.

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

  Two Fixed-Price Contracts which hedge an aggregate 111 Bcf of natural gas as of June 30, 1996 are with independent power producers who sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of June 30, 1996, the fixed prices provided by these contracts were "in the money" in relation to quoted forward market prices for natural gas by approximately $136 million (discounted at 10%).
This premium in the fixed prices is not reflected in the Company's financial statements until realized. The ability of these independent power producers to perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations. NIMO in recent years has initiated judicial and regulatory proceedings designed to curtail power purchase obligations under its contracts with non-regulated power generators. As of June 30, 1996, NIMO had not been successful in these proceedings. In April 1996, the Federal Energy Regulatory Commission issued

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Order No. 888 which, among other things, affirmed the ability of public utilities to recover stranded investment costs when open-access transmission rules become effective. The implications of Order No. 888 are far reaching and its ultimate impact to NIMO is unknown; however, the order is anticipated to allow NIMO to recover costs, such as power purchase obligations with non-regulated power generators which have become "stranded" as the result of customers having access to electricity from other generators through NIMO's transmission system. On August 1, 1996, NIMO announced that it has offered to terminate 44 independent power contracts, including those to the Company's counterparties, in exchange for a combination of cash and debt securities from a newly restructured NIMO. The terms of the offer have not been made public. At this time, the likelihood of NIMO's proposal being accepted cannot be predicted, nor can any potential impact on future counterparty performance if the proposal is accepted. The Company has not experienced non-performance by any counterparty.

  Market Risk. The Company's Fixed-Price Contracts hedge 359 Bcf of proved natural gas reserves, substantially all of which are proved developed reserves, and 476 MBbls of oil at fixed prices. If the Company's proved reserves are produced at rates less than anticipated, the volumes specified under the Fixed-Price Contracts may exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for such volumes. The Company expects future production volumes to be equal to or greater than the volumes provided for in its contracts.

  The differential between the floating price paid under each swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other factors. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For its gas production in 1994 and 1995, the Company realized approximately 11% and 3% less than the prices specified in its natural gas fixed-price contracts due to basis, respectively. For its oil production hedged by Fixed-Price Contracts in 1994 and 1995, the Company realized approximately 8% and 7% less than the prices specified in such contracts, respectively. For the six months ended June 30, 1996, the Company received approximately 6% and 5% less than the prices specified in its natural gas contracts and crude oil contracts, respectively. Such results do not include the $4.3 million basis charge recognized in the fourth quarter of 1995, discussed below. Basis results for the first six months of 1996 are not necessarily indicative of the results to be expected for the full year. Basis movements can result from a number of variables, including temporary regional market aberrations, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% change in price realization for hedged

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

natural gas production for the remaining six months of 1996 would represent a $359,000 change in gas sales. A 1% change in price realization for hedged oil production for the remaining six months of 1996 would represent a $93,000 change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

  In the first quarter of 1996, the Company experienced an unprecedented widening of basis for certain of its Fixed-Price Contracts. These particular contracts have floating indices tied to the NYMEX natural gas contract or involve the purchase of gas in the spot market priced at or near the Henry Hub delivery point in Louisiana. The Henry Hub price has historically had high correlation to the market prices received by the Company for its gas production, making such contracts effective natural gas price hedges. This effectiveness, however, was lost for the first quarter 1996 settlement periods. As a result, the Company recognized a $4.3 million charge in the fourth quarter of 1995 (when the anomaly was identified) to reflect the estimated basis loss incurred. To reduce exposure to Henry Hub basis volatility, the Company monetized a 20-Bcf contract with S.A. Louis Dreyfus et Cie in January 1996, receiving $1.6 million in proceeds. These proceeds are being amortized into oil and gas sales over the original 19-month contract term which commenced January 1996. The Company has also entered into several basis swaps with third parties which are designed to substantially eliminate the Company's exposure to Henry Hub basis volatility over the next five years.

  Margining. The Company is required to post margin in the form of bank letters of credit under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. During 1994 and 1995, the maximum aggregate amount of margin posted by the Company was $41.0 million and $23.4 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At June 30, 1996, the Company had issued margin in the form of letters of credit and treasury bills totaling $20.4 million and $3.9 million, respectively.

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

ESTIMATES FOR FISCAL YEAR 1996
  General. The fiscal year 1996 estimates provided under this caption and other statements in this document other than purely historical information (collectively "Forward-Looking Statements") are based on the Company's historical operating trends, its proved reserves as of December 31, 1995, its Fixed-Price Contract position as of June 30, 1996 and other information available to Management. These statements assume that market conditions for the Company's oil and gas production are comparable to those experienced in 1995 as modified for changes in oil and gas prices through July 1996. These statements also assume that no significant changes occur in the operating environment for the Company's oil and gas properties. And finally, the Forward-Looking Statements assume no material changes in the composition of the Company's property base as the result of material acquisitions or divestitures except as disclosed herein. The COMPANY CAUTIONS THAT THE FORWARD-LOOKING STATEMENTS PROVIDED HEREIN ARE SUBJECT TO ALL THE RISKS AND UNCERTAINTIES INCIDENT TO THE ACQUISITION, DEVELOPMENT AND MARKETING OF, AND EXPLORATION FOR, OIL AND GAS RESERVES. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, COMMODITY PRICE RISK, ENVIRONMENTAL RISK, DRILLING RISK, RESERVE, OPERATIONS AND PRODUCTION RISK, AND COUNTERPARTY RISK. CERTAIN OF THESE RISKS ARE DESCRIBED ELSEWHERE HEREIN. MOREOVER, THE COMPANY MAY MAKE MATERIAL ACQUISITIONS OR DIVESTITURES, MODIFY ITS FIXED-PRICE CONTRACT POSITION BY ENTERING INTO NEW CONTRACTS OR TERMINATING EXISTING CONTRACTS, OR ENTER INTO FINANCING TRANSACTIONS. NONE OF THESE CAN BE PREDICTED WITH CERTAINTY AND, ACCORDINGLY, ARE NOT TAKEN INTO CONSIDERATION IN THE FORWARD-LOOKING STATEMENTS MADE HEREIN. FOR ALL OF THE FOREGOING REASONS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AND THERE IS NO ASSURANCE THAT THE ASSUMPTIONS USED ARE NECESSARILY THE MOST LIKELY.

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Estimates for Fiscal Year 1996" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and in the Company's Form 10-Q for the quarter ended March 31, 1996. Subject to the uncertainties identified in the preceding paragraph, no material modifications to previously disclosed estimates are deemed necessary.

                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION


Item 1 -- None

Item 2 -- None

Item 3 -- None

Item 4 -- Submission of Matters to a Vote of Security Holders
  The 1996 Annual Meeting of Shareholders was held on May 21, 1996. The following matters were submitted to a vote of the Company's shareholders:

 1. The election of eight directors for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director are as follows:

     Gerard Louis-Dreyfus 26,592,867 votes for; 122,871 votes withheld; 0 votes abstaining
     Simon B. Rich, Jr. 26,704,267 votes for; 11,471 votes withheld; 0 votes abstaining
     Mark E. Monroe        26,704,267 votes for;  11,471 votes withheld; 0
     votes abstaining
     Richard E. Bross 26,704,267 votes for; 11,471 votes withheld; 0 votes abstaining
     Daniel R. Finn, Jr. 26,704,267 votes for; 11,471 votes withheld; 0 votes abstaining
     John J. Hogan, Jr. 26,704,267 votes for; 11,471 votes withheld; 0 votes abstaining
     James R. Paul         26,704,467 votes for;  11,271 votes withheld; 0
     votes abstaining
     James T. Rodgers, III 26,704,467 votes for; 11,271 votes withheld; 0 votes abstaining

 2. Ratification of the selection of Ernst & Young as independent auditors of the Company for the year ending December 31, 1996. The results of the shareholder vote included 26,709,098 votes for; 6,190 votes against; and 450 votes abstaining.

Item 5 -- None

Item 6 -- Exhibits and Reports on Form 8-K

Exhibits:
10.1 -- Amendment to Loan Agreement dated as of July 31, 1996.

No reports on Form 8-K.

                         LOUIS DREYFUS NATURAL GAS CORP.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: August 12, 1996            /s/ Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Vice President and Chief Accounting Officer

                                                                EXHIBIT 10.1

                          AMENDMENT TO LOAN AGREEMENT

  This Amendment ("Amendment") is made and entered into to be effective the 31st day of July, 1996 among Louis Dreyfus Natural Gas Corp., an Oklahoma corporation (the "Borrower"), the financial institutions (the "Banks") who are parties to the Loan Agreement (as hereinafter defined), and Banque Paribas (New York Branch), as administrative agent for the Banks under the Loan Agreement (the "Administrative Agent") with reference to the following circumstances:

  A. The Borrower and the Banks entered into a Loan Agreement dated as of October 6, 1994 providing for, among other things, a three year revolving credit facility in the maximum amount of $300,000,000, followed by a four year declining revolving credit facility with the final maturity of September 30, 2001 (the "Loan Agreement").

  B. NBD Bank, N.A. has previously assigned its interest in the Loan Agreement and the Loans and Loan Documents to The First National Bank of Chicago and simultaneously with the effectiveness of this Amendment Midland Bank, PLC New York Branch and The First National Bank of Boston are assigning their respective interests in the Loan Agreement and the Loans and Loan Documents to Christiana Bank OG Kreditkasse (which is increasing its Commitment by $5,000,000 as a result thereof) and to Royal Bank of Canada and The Bank of Nova Scotia (each of which are becoming Banks under the Loan Agreement with a Commitment of $25,000,000 as a result thereof).

  C. The Borrower and the Banks desire to amend the Loan Agreement to extend the maturity and to reduce the interest rate and fees payable thereunder.

  NOW, THEREFORE, the parties hereto agree as follows:

  1. DEFINITIONS. All capitalized terms used but not otherwise defined herein shall have the meanings provided in the Loan Agreement.

  2. AMENDMENTS TO LOAN AGREEMENT. The Borrower, the Banks, the Co-Agents and the LC Issuer hereby agree that the Loan Agreement shall be amended as follows:

2.1 The table in the definition of "Applicable Margin" in Section 1.1 shall be amended to read as follows:

                                                      Applicable
                                                    Margin will be
                                         -------------------------------------
                                         For Interest Beginning  For Interest
"If the Percentage Relationship             July 31, 1996 and      Beginning
      of Debt to PV10 is        then the  Ending July 30, 2001   July 31, 2001
- -------------------------------          ---------------------- --------------
Greater than 50 percent                        .55 percent       .675 percent

Greater than 30 percent,                       .30 percent       .425 percent
but not greater than 50 percent

30 percent or less                             .25 percent       .375 percent"

      2.2 The definition of "Commitment Reduction Amount" in Section 1.1 shall be amended by deleting "September 30, 1997" and inserting in lieu thereof "July 31, 1999".

      2.3 The definition of "Commitment Termination Date" in Section 1.1 shall be amended by deleting "September 30, 2001" and inserting "July 31, 2003" in lieu thereof.

      2.4 The definition of "Quarterly Date" in Section 1.1 shall be amended to read as follows:

           " QUARTERLY DATE' shall mean each April 30, July 31, October 31 and January 31 during the period commencing on October 30, 1996 and ending on the Commitment Termination Date."

      2.5 The definition of "Quarterly Reduction Date" in Section 1.1 shall be amended to read as follows:

           " QUARTERLY REDUCTION DATE' shall mean October 31, 1999 and each January 31, April 30, July 31 and October 31 thereafter until the
    Commitment Termination Date, or if any of those dates is not a Business Day, then the Business Day immediately following this date."

      2.6  The definition of "Report Date" in Section 1.1 shall be amended by
(a) deleting "60" wherever it appears and inserting "90" in lieu thereof; and
(b) deleting "1994" and "1995" and inserting "1996" in lieu thereof.

      2.7 The definition of "Reserve Evaluation Report" shall be amended by deleting "60" in clause (i) and inserting "90" in lieu thereof.

      2.8  Section 3.4(a) shall be amended to read in its entirety as follows:

           "(a) The Borrower will pay to the Administrative Agent for the account of each Bank on each Quarterly Date for the quarter ending on that Quarterly Date during the period commencing July 31, 1996 and ending on the Commitment Termination Date an amount computed on the basis of a year of 360 days and actual days elapsed, which shall be equal to 0.20% of the average daily aggregate amount of the Commitments during that quarter."

      2.9 Section 10.17 shall be amended to delete all references therein to "2002" and insert "2004" in lieu thereof.

  3. EFFECTIVENESS OF AMENDMENT. This Amendment shall become a binding agreement of the parties when the Administrative Agent shall have received executed counterparts of this Amendment from the Borrower and each Bank.

  4. EFFECT ON EXISTING LOANS. The interest rate on any and all Eurodollar Loans outstanding as of July 31, 1996 shall be automatically adjusted as of such date to reflect the new Applicable Margin as provided herein.

  5. STATUS OF LOAN DOCUMENTS. This Amendment shall be limited solely for the purposes and to the extent expressly set forth herein and nothing herein expressed or implied shall constitute an amendment, supplement, waiver or other modification to or of any other term, provision or condition of the Loan Agreement or any other Loan Documents. Except as expressly modified hereby, the terms, provisions of the Loan Agreement and the other Loan Documents shall continue in full force and effect and are hereby ratified and confirmed in all respects.

  6. COUNTERPARTS. This Amendment may be executed in any number of counterparts, all of which together taken together shall constitute one agreement and any of the parties hereto may enter into this Amendment by executing and delivering such a counterpart.

  7. GOVERNING LAWS. This amendment shall be construed in accordance with and be governed by the laws governing the Loan Agreement.

  The parties have caused this Amendment to be duly executed as of the day and year first above written.

                                            LOUIS DREYFUS NATURAL GAS CORP.

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            BANQUE PARIBAS (NEW YORK BRANCH)

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            CITIBANK, N.A.

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            BANK OF MONTREAL

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            CHRISTIANIA BANK
                                            OG KREDITKASSE

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            CIBC, INC.

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            ROYAL BANK OF CANADA

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            THE FIRST NATIONAL BANK OF CHICAGO

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            THE BANK OF NOVA SCOTIA

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            NATIONSBANK OF TEXAS, N.A.

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            ABN AMRO BANK N.V., Houston Agency
                                            By: ABN AMRO NORTH AMERICAN, INC.
                                                As Agent

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------

                                            THE CHASE MANHATTAN BANK, N.A.

                                            By:
                                               ------------------------------
                                                  Name:
                                                       ----------------------
                                                 Title:
                                                       ----------------------
                                                  Date:
                                                       ----------------------