Form 10-Q/A
period 1996-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1996-10-10
CIK 912264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-Q/A
                               Amendment No. 1

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

                         LOUIS DREYFUS NATURAL GAS CORP.





PART I.  FINANCIAL INFORMATION

No changes.

PART  II.   OTHER  INFORMATION

This Form 10-Q/A dated October 9, 1996 is being filed to resubmit "Exhibit 27 -- Financial Data Schedule" which was not successfully transmitted with the quarterly report on Form 10-Q for June 30, 1996, filed August 13, 1996. No other changes or modifications have been made.

Item 6 -- Exhibits and Reports on Form 8-K
Exhibits:
27.1 -- Financial Data Schedule

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date:  October 9, 1996           /s/ Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Vice President and Chief Accounting Officer