Form 10-Q
period 1996-09-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1996-11-08
CIK 912264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1996

                               or

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
27,800,000 shares of common stock, $.01 par value, issued and outstanding at October 31, 1996.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table of Contents





PART I.  FINANCIAL INFORMATION                                         Page

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1995 and September 30, 1996 . . . . . . . . . . . . . .   3
Consolidated Statements of Income:
  Three months and nine months ended September 30, 1995 and 1996 . . . 5 Consolidated Statements of Cash Flows:
  Nine months ended September 30, 1995 and 1996. . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  10

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  28

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                 December 31,   September 30,
                                                     1995           1996
                                                -------------   -------------
                                                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . .    $       1,584   $       7,346
Receivables:
  Oil and gas sales. . . . . . . . . . . . .           23,443          23,233
  Joint interest and other, net. . . . . . .            5,300           2,950
Deposits . . . . . . . . . . . . . . . . . .            3,900           3,505
Inventory and other. . . . . . . . . . . . .            3,095           1,736
                                                -------------   -------------
  Total current assets . . . . . . . . . . .           37,322          38,770
                                                -------------   -------------

PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . .          778,348         877,853
Less accumulated depreciation, depletion,
  amortization and impairment. . . . . . . .         (188,495)       (235,029)
                                                -------------   -------------
                                                      589,853         642,824
                                                -------------   -------------
OTHER ASSETS, net. . . . . . . . . . . . . .            7,762           6,806
                                                -------------   -------------
                                                $     634,937   $     688,400
                                                =============   =============

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                 December 31,   September 30,
                                                     1995           1996
                                                -------------   -------------
                                                                 (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . .    $      21,458   $      19,875
Accrued liabilities. . . . . . . . . . . . .            7,912           7,776
Revenues payable . . . . . . . . . . . . . .            4,687           7,136
                                                -------------   -------------
  Total current liabilities. . . . . . . . .           34,057          34,787
BANK DEBT. . . . . . . . . . . . . . . . . .          216,000         229,000
SUBORDINATED DEBT. . . . . . . . . . . . . .           98,760          98,870
DEFERRED REVENUE . . . . . . . . . . . . . .           20,557          19,442
DEFERRED HEDGING GAINS . . . . . . . . . . .            5,070          27,565
OTHER LONG-TERM LIABILITIES. . . . . . . . .            4,285           4,098
DEFERRED INCOME TAXES. . . . . . . . . . . .           13,627          18,761
                                                -------------   -------------
                                                      392,356         432,523
                                                -------------   -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding .               --              --
Common stock, par value $.01; 100 million
  shares authorized; 27,800,000 shares
  issued and outstanding . . . . . . . . . .              278             278
Additional paid-in capital . . . . . . . . .          197,291         197,291
Retained earnings. . . . . . . . . . . . . .           45,012          58,308
                                                -------------   -------------
                                                      242,581         255,877
                                                -------------   -------------
                                                $     634,937   $     688,400
                                                =============   =============


          See accompanying notes to consolidated financial statements.
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          1995      1996      1995      1996
                                        --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . . .  $ 43,054  $ 48,074  $119,118  $131,713
Interest and other . . . . . . . . . .       500       914     2,019     2,941
                                        --------  --------  --------  --------
                                          43,554    48,988   121,137   134,654
                                        --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . . .     9,384    11,161    25,362    32,705
General and administrative . . . . . .     3,952     3,975    12,206    12,346
Exploration costs. . . . . . . . . . .        --       549        --       791
Depreciation, depletion, amortization
  and impairment . . . . . . . . . . .    15,931    17,042    42,579    48,766
Interest . . . . . . . . . . . . . . .     5,944     6,545    15,428    20,202
                                        --------  --------  --------  --------
                                          35,211    39,272    95,575   114,810
                                        --------  --------  --------  --------
Income before income taxes . . . . . .     8,343     9,716    25,562    19,844
Income taxes . . . . . . . . . . . . .     2,752     3,206     8,435     6,548
                                        --------  --------  --------  --------
NET INCOME . . . . . . . . . . . . . .  $  5,591  $  6,510  $ 17,127  $ 13,296
                                        ========  ========  ========  ========

Net income per share . . . . . . . . .  $    .20  $    .23  $    .62  $    .48
                                        ========  ========  ========  ========
Weighted average common shares
  outstanding. . . . . . . . . . . . .    27,800    27,800    27,800    27,800
                                        ========  ========  ========  ========


          See accompanying notes to consolidated financial statements.
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)


                                                          Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1995         1996
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . .  $ 17,127     $ 13,296
Items not affecting cash flows:
  Depreciation, depletion, amortization
  and impairment . . . . . . . . . . . . . . . . . . .    43,186       48,766
  Deferred income taxes. . . . . . . . . . . . . . . .     7,285        5,134
  Exploration costs. . . . . . . . . . . . . . . . . .        --          791
  Other. . . . . . . . . . . . . . . . . . . . . . . .       375          376
                                                        --------     --------
                                                          67,973       68,363
Net change in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . .    (3,335)       2,560
  Deposits . . . . . . . . . . . . . . . . . . . . . .       972          395
  Inventory and other. . . . . . . . . . . . . . . . .      (693)       1,359
  Accounts payable . . . . . . . . . . . . . . . . . .    (4,219)      (1,583)
  Accrued liabilities. . . . . . . . . . . . . . . . .     5,358         (136)
  Revenues payable . . . . . . . . . . . . . . . . . .      (551)       2,449
  Deferred revenue . . . . . . . . . . . . . . . . . .        --       (4,310)
                                                        --------     --------
                                                          65,505       69,097
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment. . . . . . . .  (159,027)    (101,939)
Proceeds from sale of property and equipment . . . . .    15,104          326
Expenditures for other assets. . . . . . . . . . . . .        --          (78)
                                                        --------     --------
                                                        (143,923)    (101,691)
                                                        --------     --------
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
                                (in thousands)


                                                          Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1995         1996
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings. . . . . . . .   201,250      196,140
Repayments of long-term bank borrowings. . . . . . . .  (109,647)    (183,140)
Change in deferred hedging gains . . . . . . . . . . .        --       26,805
Change in deferred revenue . . . . . . . . . . . . . .    (9,455)      (1,115)
Change in other long-term liabilities. . . . . . . . .      (294)        (334)
                                                        --------     --------
                                                          81,854       38,356
                                                        --------     --------
Change in cash and cash equivalents. . . . . . . . . .     3,436        5,762
Cash and cash equivalents, beginning of period . . . .     2,980        1,584
                                                        --------     --------
Cash and cash equivalents, end of period . . . . . . .  $  6,416     $  7,346
                                                        ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid. . . . . . . . . . . . . . . . . . . . .  $ 10,667     $ 17,361
Income taxes paid. . . . . . . . . . . . . . . . . . .     3,222        1,179
                                                        --------     --------
                                                        $ 13,889     $ 18,540
                                                        ========     ========


          See accompanying notes to consolidated financial statements.
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              September 30, 1996

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- GAIN CONTINGENCY

  On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, the Company and Midcon settled remaining disputes in connection with this litigation, and Midcon delivered a $10.8 million promissory note to the Company. The note is secured by first and second liens on assets of Midcon and is payable in full on or before December 15, 1996. For the nine months ended September 30, 1996, Midcon made principal and interest payments on the note totaling $1.7 million which have been recorded as other income. As of September 30, 1996, $9.6 million of the judgment plus accrued interest remained unpaid. Collectibility of this balance is uncertain, accordingly, no amounts have been recorded with respect to the balance of the note in the accompanying financial statements as of September 30, 1996. The Company will recognize income as future payments are received.

NOTE 3 -- ACQUISITIONS AND DIVESTITURES

  In November 1996, the Company purchased a 75-mile pipeline located in its Sonora Field for $15.1 million, including the associated compression facilities and transportation contracts, from an unrelated party.
Substantially all of the gas transported by this pipeline is produced from properties owned by the Company.

  In October 1996, the Company entered into an agreement with Santa Fe Energy Resources to sell 100% of its ownership in the Levelland Field, an oil property located in West Texas. The agreement provides for a sales price of $27.1 million, effective December 1, 1996, and a closing date in January 1997. As of December 31, 1995, the Levelland Field had remaining proved reserves of
5.0 million barrels of oil and 1.6 billion cubic feet of natural gas net to the interest to be sold. The disposition of this property, when consummated,

                         LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1996

is expected to result in an estimated pretax gain of approximately $9 million in 1997. The operating results of the Levelland Field will be included in the Company's financial statements through the date of closing.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW
  General. Formed in 1979, Louis Dreyfus Natural Gas Corp. (the "Company") was acquired by S.A. Louis Dreyfus et Cie on July 18, 1990 to conduct oil and gas acquisition, development, production and marketing activities in North America. Since that date, the Company's oil and gas reserves and production have grown significantly as the result of numerous proved reserve acquisitions and its active drilling program. In November 1993, the Company completed an initial public offering of 7.8 million shares of common stock. At September 30, 1996, S.A. Louis Dreyfus et Cie's ownership in the Company was approximately 74%.

  The Company has a portfolio of fixed-price contracts, which include long-term physical delivery contracts, energy swaps, basis swaps, futures contracts and option agreements (collectively, "Fixed-Price Contracts") designed to reduce the risk associated with fluctuations in natural gas and oil prices. For the nine-month periods ended September 30, 1995 and 1996, Fixed-Price Contracts hedged 84% and 51%, respectively, of the Company's natural gas production not otherwise subject to fixed prices and 88% and 69%, respectively, of the Company's oil production for such periods. Moreover, as of September 30, 1996, the Company's Fixed-Price Contracts hedge 353 Bcf of natural gas and 292 MBbls of oil to be produced in future periods. See "Fixed-Price Contracts."

  Forward-Looking Statements. Forward-looking statements for 1996 and for later periods, which include all statements other than purely historical information, are made in various places in this discussion. Such statements represent the estimates of Management based on the Company's historical operating trends, its proved reserves as of December 31, 1995, its Fixed-Price Contract position as of September 30, 1996 and other information available to Management. See "Estimates for Fiscal Year 1996" for a discussion of the risks, uncertainties and other important factors which could cause actual results to differ materially from those projected in such statements.

  Certain Definitions. As used herein, the abbreviations listed below are defined as follows.

CERTAIN DEFINITIONS

Bbl. 42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.

Bcf.     Volume of one billion cubic feet.

Bcfe. Bcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

BBtu.    One billion Btus, equivalent to one MMcf of dry gas.

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

MMBbls.  Volume of one million barrels.

MMBtu.   One million Btus, equivalent to one Mcf of dry gas.

MMcf.    Volume of one million cubic feet.

MMcfe. MMcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

TBtu.    One trillion Btus, equivalent to one Bcf of dry gas.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

SELECTED OPERATING DATA                Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1995      1996      1995      1996
                                       --------  --------  --------  --------
OIL AND GAS SALES: (M$)
Wellhead oil sales . . . . . . . . . . $  6,818  $  9,888  $ 21,294  $ 27,879
Effect of Fixed-Price Contracts. . . .      401      (834)      805    (1,939)
                                       --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . $  7,219  $  9,054  $ 22,099  $ 25,940
                                       ========  ========  ========  ========
Wellhead natural gas sales:
  Sales under Sonora Gas Contract. . . $ 12,977  $     --  $ 36,085  $     --
  Other sales. . . . . . . . . . . . .   16,941    36,699    41,100   101,707
                                       --------  --------  --------  --------
  Total                                  29,918    36,699    77,185   101,707
Effect of Fixed-Price Contracts (1). .    5,917     2,321    19,834     4,066
                                       --------  --------  --------  --------
Total natural gas sales. . . . . . . . $ 35,835  $ 39,020  $ 97,019  $105,773
                                       ========  ========  ========  ========
PRODUCTION:
Oil production (MBbls) . . . . . . . .      411       454     1,242     1,369
Natural gas production (MMcf):
  Sold under Sonora Gas Contract . . .    3,365        --     9,267        --
  Other production . . . . . . . . . .   11,040    16,606    27,491    47,576
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . .   14,405    16,606    36,758    47,576
                                       ========  ========  ========  ========
Net equivalent production (MMcfe). . .   16,872    19,332    44,211    55,792
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, CONTINUED     Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1995      1996      1995      1996
                                       --------  --------  --------  --------
AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price . . . . . . . . . . . $  16.58  $  21.77  $  17.14  $  20.36
  Effect of Fixed-Price Contracts. . .      .98     (1.84)      .65     (1.42)
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $  17.56  $  19.93  $  17.79  $  18.94
                                       ========  ========  ========  ========
  Average fixed price received under
  Fixed-Price Contracts. . .           $  18.99  $  19.53  $  19.21  $  19.33
  Net effective cash realization (2) .      94%       97%       93%       96%
Natural gas (per Mcf):
  Sales under Sonora Gas Contract. . . $   3.86  $     --  $   3.89  $     --
  Other wellhead sales . . . . . . . .     1.53      2.21      1.50      2.14
                                       --------  --------  --------  --------
  Average price. . . . . . . . . . . .     2.08      2.21      2.10      2.14
  Effect of Fixed-Price Contracts (1).      .41       .14       .54       .08
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $   2.49  $   2.35  $   2.64  $   2.22
                                       ========  ========  ========  ========
  Average fixed price received under
  Fixed-Price Contracts. . . . . . . . $   2.35  $   2.43  $   2.46  $   2.37
  Net effective cash realization (2) .      99%      102%       97%       97%
Equivalent price (per Mcfe). . . . . . $   2.55  $   2.49  $   2.69  $   2.36

EXPENSES (per Mcfe):
Operating costs. . . . . . . . . . . . $    .56  $    .58  $    .57  $    .59
General and administrative . . . . . . $    .23  $    .21  $    .28  $    .22
Depreciation, depletion, amortization
& impairment - oil & gas . . . . . . . $    .89  $    .83  $    .91  $    .82

(1) - Includes basis swap results and amortization of deferred hedging gains and losses. See "Fixed-Price Contracts -- Market Risk."
(2) - Represents the net effective cash price realized for the Company's hedged production (after consideration for basis and amortization of deferred hedging gains and losses) as a percentage of the fixed prices in the Company's Fixed-Price Contracts. See "Fixed-Price Contracts -- Market Risk."
/TABLE

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995
  Net Income and Cash Flows from Operating Activities. For the quarter ended September 30, 1996, the Company realized net income of $6.5 million, or $.23 per share, on total revenue of $49.0 million. This compares with net income of $5.6 million, or $.20 per share, on total revenue of $43.6 million for the third quarter of 1995. Cash flows from operating activities (before working capital changes) for the third quarter of 1996 increased 11% to $26.7 million from the $24.1 million reported for the third quarter of 1995. The increase in third quarter 1996 earnings and operating cash flows was principally the result of a significant increase in production for the quarter.

  Production. The Company produced 19.3 Bcfe for the third quarter of 1996 compared to 16.9 Bcfe for the prior year third quarter, an increase of 15%. Natural gas production increased to 16.6 Bcf, up 15% over the 14.4 Bcf produced in the third quarter of 1995. Oil production for the third quarter of 1996 increased 10% to 454 MBbls compared to 411 MBbls for the third quarter of 1995. The increase in oil and gas production was primarily the result of acquisitions closed during the previous twelve months and the results of the Company's drilling program. Over this period, the Company expended $35.0 million and $92.3 million in connection with its acquisition and drilling programs, respectively.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.49 per Mcfe for the quarter ended September 30, 1996, a decrease of 2% from the $2.55 per Mcfe received for the third quarter of 1995. The Company's gas production yielded an average price of $2.35 per Mcf, a decrease of 6% from the $2.49 per Mcf for the prior year third quarter, due primarily to the expiration in December 1995 of a wellhead contract for certain Sonora Field production with Lone Star Gas Company ("Sonora Gas Contract"). This contract paid $3.86 per Mcf for approximately 3.4 Bcf of natural gas in the third quarter of 1995. The average gas price for the third quarter of 1996 was enhanced $.14 per Mcf as a result of the Company's hedging activities. The average gas price for the third quarter of 1995 was enhanced $.41 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received for the third quarter of 1996 was $19.93 per Bbl, an increase of 13% compared to $17.56 per Bbl for the prior-year third quarter. The 1996 third quarter average oil price was reduced $1.84 per Bbl as a result of the Company's hedging activities. Fixed-Price Contracts hedging the Company's crude oil production during the third quarter of 1995 increased the average price by $.98 per Bbl.

  The combination of higher gas production and lower average gas prices increased gas sales to $39.0 million for the third quarter of 1996 compared to $35.8 million for the third quarter of 1995, an increase of 9%. The combined effect of higher oil production and higher average oil prices was to increase oil sales by 25% to $9.1 million from the $7.2 million reported for the third quarter of 1995. See additional discussion under "Fixed-Price Contracts."

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Other Income. Other income for the third quarter of 1996 was $914,000 compared to $500,000 for the third quarter of 1995. The 1996 third quarter amount is higher primarily due to the receipt of $503,000 from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. As of September 30, 1996, $9.6 million of the judgment plus accrued interest remained unpaid. Collectibility of this balance is uncertain; accordingly, no amounts have been recorded with respect to the balance of the judgment in the accompanying financial statements as of September 30, 1996. The Company will recognize income as future payments are received.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, increased to $11.2 million for the third quarter of 1996 compared to $9.4 million for third quarter of 1995. This increase is principally attributable to producing properties acquired and wells drilled during the previous twelve months. On an equivalent unit of production basis, total operating costs remained relatively constant at $.58 per Mcfe for the third quarter of 1996 compared to $.56 per Mcfe for the prior-year third quarter. The increase per Mcfe for the 1996 third quarter is attributable to higher production taxes associated with higher wellhead prices.

  General and Administrative Expense. General and administrative expense ("G&A") for the third quarter of 1996 was $4.0 million compared to $4.0 million for the prior-year third quarter. On an equivalent unit of production basis, G&A decreased to $.21 per Mcfe for the 1996 third quarter compared to $.23 per Mcfe for the third quarter of 1995, a decrease of 9%. This decrease is primarily attributable to a significant growth in oil and gas production without corresponding increases in personnel and associated costs.

  Exploration Costs. Exploration costs, comprised primarily of dry hole and geological and geophysical costs, were $549,000 for the quarter ended September 30, 1996. No exploration costs were incurred for the prior year quarter.

  Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment ("DD&A") for the third quarter of 1996 was $17.0 million compared to $15.9 million for the prior-year third quarter. This increase in DD&A is attributable to the increase in production volumes previously discussed. The oil and gas DD&A rate per equivalent unit of production (including leasehold impairment) was $.83 per Mcfe for the third quarter of 1996 compared to $.89 per Mcfe for the third quarter of 1995. This decrease in rate is due principally to favorable finding cost results attributable to the Company's acquisition and drilling programs during the previous twelve-month period and to an impairment charge taken in the fourth quarter of 1995 upon the adoption of SFAS 121.

  Interest Expense. Interest expense for the third quarter of 1996 was $6.5 million compared to $5.9 million for the third quarter of 1995. This increase is primarily attributable to a higher level of outstanding indebtedness for

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

the 1996 third quarter as a result of acquisitions funded with availability under the Company's $300 million bank credit facility. The net impact of interest rate swaps in effect for the third quarter of 1996 was to increase interest expense by $186,000. The net impact of interest rate swaps in effect during the third quarter of 1995 was to decrease interest expense by $63,000. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the third quarter of 1996, the Company recorded an income tax provision of $3.2 million on pretax income of $9.7 million, an effective rate of 33%. This compares to an income tax provision of $2.8 million on pretax income of $8.3 million, an effective rate of 33%, for the third quarter of 1995. The effective rate for both quarters was lower than the statutory rate primarily due to the availability of Section 29 credits.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1995
  Net Income and Cash Flows from Operating Activities. The Company realized net income of $13.3 million, or $.48 per share, on total revenue of $134.7 million for the nine months ended September 30, 1996. This compares with net income of $17.1 million, or $.62 per share, on total revenue of $121.1 million for the first nine months of 1995. Cash flows from operating activities (before working capital changes) for the first nine months of 1996 were essentially unchanged at $68.4 million compared to $68.0 million for the first nine months of 1995. The results for the 1995 nine-month period reflect the positive impact of the Sonora Gas Contract which paid $3.89 per Mcf for approximately 9.3 Bcf of production. This contract expired in December 1995.

  Production. The Company produced 55.8 Bcfe for the first nine months of 1996 compared to 44.2 Bcfe for the comparable prior-year period. This increase in overall production is principally attributable to the results of the Company's drilling program and producing property acquisitions made during the previous twelve months. Natural gas production for the nine months ended September 30, 1996 was 47.6 Bcf, a 29% increase over the 36.8 Bcf produced during the first nine months of 1995. Oil production for the first nine months of 1996 increased 10% to 1,369 MBbls compared to 1,242 MBbls for the first nine months of 1995.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.36 per Mcfe for the first nine months of 1996, a decrease of 12% compared to $2.69 per Mcfe for the first nine months of 1995. The average gas price for the first nine months of 1996 was $2.22 per Mcf, a decrease of 16% compared to $2.64 per Mcf for the nine months ended September 30, 1995. These declines were primarily the result of the expiration of the Sonora Gas Contract. The Company's average gas price for the first nine months of 1996 was enhanced $.08 per Mcf as a result of the Company's hedging activities. The average gas price for the first nine months of 1995 was enhanced $.54 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price for the first nine months of 1996 was $18.94 per Bbl compared to $17.79 per Bbl for the first nine months of 1995. The

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

average oil price for the current year nine-month period was reduced $1.42 per Bbl as a result of Fixed-Price Contracts in effect for the period. The effect of Fixed-Price Contracts hedging the Company's crude oil production during the first nine months of 1995 was to increase the average price by $.65 per Bbl.

  The combination of higher gas production and lower average gas prices increased gas sales to $105.8 million for the first nine months of 1996, an increase of 9% from the $97.0 million reported for the first nine months of 1995. The combined effect of higher oil production and higher average oil prices was to increase oil sales by 17% to $25.9 million compared to $22.1 million for the prior-year nine-month period.

  Other Income. Other income for the first nine months of 1996 was $2.9 million compared to $2.0 million for the first nine months of 1995. This increase is primarily due to the receipt of $1.7 million from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. As of September 30, 1996, $9.6 million of the judgment plus accrued interest remained unpaid. Collectibility of this balance is uncertain; accordingly, no amounts have been recorded with respect to the balance of the judgment in the accompanying financial statements as of September 30, 1996. The Company will recognize income as future payments are received.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, increased to $32.7 million for the first nine months of 1996 compared to $25.4 million for the first nine months of 1995. This increase is principally attributable to producing properties acquired and wells drilled during the previous twelve months. On a natural gas equivalent basis, total operating costs remained relatively constant at $.59 per Mcfe for the first nine months of 1996 compared to $.57 per Mcfe for the comparable prior-year period. The increase per Mcfe for the 1996 period is attributable to higher production taxes associated with higher wellhead prices.

  General and Administrative Expense. G&A for the first nine months of 1996 was $12.3 million compared to $12.2 million for the comparable prior-year period. On a natural gas equivalent basis, G&A decreased to $.22 per Mcfe for the first nine months of 1996 compared to $.28 per Mcfe for the first nine months of 1995, a decrease of 21%. This decrease is primarily attributable to significant growth in oil and gas production without corresponding increases in personnel and related costs.

  Exploration Costs. Exploration costs, comprised primarily of dry hole and geological and geophysical costs, were $791,000 for the nine months ended September 30, 1996. Through the first nine months of 1996, the Company had drilled eleven exploratory wells, nine of which were successfully completed.

  Depreciation, Depletion, Amortization and Impairment. DD&A for the first nine months of 1996 was $48.8 million compared to $42.6 million for the first nine months of 1995. This increase in DD&A is attributable to the increase in production volumes previously discussed. The oil and gas DD&A rate per

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

equivalent unit of production (including leasehold impairment) was $.82 per Mcfe for the first nine months of 1996 and $.91 per Mcfe for the first nine months of 1995. This decrease in rate is due principally to favorable finding cost results attributable to the Company's acquisition and drilling programs during the previous twelve-month period and to an impairment charge taken in the fourth quarter of 1995 upon the adoption of SFAS 121.

  Interest Expense. For the nine months ended September 30, 1996, interest expense was $20.2 million compared to $15.4 million for the first nine months of 1995. This increase is primarily attributable to a higher level of outstanding indebtedness for the first nine months of 1996 as a result of acquisitions funded with availability under the Company's $300 million bank credit facility. The net impact of interest rate swaps in effect during the first nine months of 1996 was to increase interest expense by $718,000. Interest rate swaps in effect for the first nine months of 1995 decreased interest costs by $351,000. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first nine months of 1996, the Company recorded a tax provision of $6.5 million on pretax income of $19.8 million, an effective rate of 33%. This compares to a tax provision of $8.4 million provided on pretax income of $25.6 million for the first nine months of 1995, an effective rate of 33%. The effective rate for both periods was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  General. For the nine-month period ended September 30, 1996, the Company funded its investing activities primarily through cash provided by operating activities, bank borrowings and other financing activities. The Company's income (excluding gains and losses on sales and retirements of assets and non-cash charges and writedowns) before deduction for interest, income taxes, and DD&A ("EBITDA") increased from $84.6 million for the first nine months of 1995 to $89.8 million for the first nine months of 1996. This increase in EBITDA has occurred primarily as a result of the increase in the Company's oil and gas sales between the two periods. The Company's $300 million bank credit facility and the indenture agreement for the 9-1/4% Senior Subordinated Notes due 2004 include certain covenants based in part on EBITDA. However, EBITDA should not be considered an alternative to net income as an indicator of Company operating performance or an alternative to cash flows as a measure of liquidity.

  Credit Facility. The Company has a revolving credit facility with a syndicate of banks (the "Credit Facility"), as most recently amended July 31, 1996 to reduce the pricing and extend the maturity, which provides for borrowings and letters of credit up to the lesser of the Commitment or the Oil and Gas Reserves Loan Value as defined by the agreement. The maximum amount of letters of credit available for issuance thereunder is further limited to $75 million. The Oil and Gas Reserves Loan Value is based on a periodic valuation of the Company's oil and gas reserves and Fixed-Price Contracts,

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

subject to certain adjustments, and was most recently reset to be $315 million in June 1996. The Commitment is $300 million and reduces at the rate of $18.75 million per quarter commencing October 31, 1999 through July 31, 2003. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "Fixed-Price Contracts
-- Margining." As of September 30, 1996, the Company had $226.0 million of principal and $1.9 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of either borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The agreement also provides for a competitive bid option for borrowings under the facility. The LIBOR interest rate margin under the facility is subject to a sliding scale based on the relationship of outstanding indebtedness to the discounted present value of the Company's oil and gas reserves and Fixed-Price Contracts. The LIBOR interest rate margin varies from .25% to .55% per annum. At September 30, 1996, the applicable interest rate was LIBOR plus .30%. The amended Credit Facility also requires the payment of a facility fee equal to
 .20% of the Commitment.

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

  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with the Credit Facility. As of September 30, 1996, the Company had fixed the interest rate on average notional amounts of $186 million for the balance of 1996, and $153 million, $99 million and $33 million for the years ending December 31, 1997, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.7% at September 30, 1996) and pays an average rate of 6.1% for the balance of 1996, and 6.1%, 6.3% and 6.5% for the years ending December 31, 1997, 1998 and 1999, respectively. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. As of September 30, 1996, the effective interest rate for borrowings under the Credit Facility, including the effect of interest rate swaps, was 6.3%. On June 28, 1996, the Company entered into an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap is in effect through June 28, 2004.

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

  Other. The Company has certain other unsecured lines of credit available to it which aggregated $53 million as of September 30, 1996. Such short-term lines of credit are primarily used to meet letter of credit obligations under Fixed-Price Contracts and for working capital purposes. At September 30, 1996, the Company had $3.0 million of indebtedness and $17.9 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity currently available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1996 and to meet the Company's obligations under its Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Fixed-Price Contracts -- Margining." At September 30, 1996, the Company had working capital of $4.0 million and a current ratio of 1.1 to 1. Total long-term debt outstanding at September 30, 1996 was $327.9 million. The Company's long-term debt as a percentage of its total capitalization was 56%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase production and reserves through acquisition, development and exploration activities. For the nine months ended September 30, 1996, the Company expended $100.0 million in connection with this strategy, including $11.0 million for exploration projects, funded principally through internally generated cash flows, bank borrowings and other investing activities. For the balance of 1996, the Company currently plans to spend approximately $25 million in connection with its drilling program, the vast majority of which is development drilling, focused principally in its core operating areas of Sonora, the Mid-Continent, the Permian Region and the Gulf Coast. Such planned expenditure levels include approximately $7 million of additional exploration drilling and other exploration costs. Actual capital expenditure levels may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. As of October 31, 1996, the Company had drilled 240 wells, 231 of which were successfully completed as producers, and an additional 17 wells were in progress.

  On April 4, 1996, the Company purchased certain producing oil and gas properties and associated leasehold acreage from Coastal Oil and Gas Corporation and affiliates for $29.9 million. The properties, which are located primarily in Oklahoma, consist of approximately 60 Bcfe of proved reserves attributable to approximately 800 wells. The Company continues to actively search for attractive proved reserve acquisitions but is not able to

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

predict the timing or amount of any capital expenditure which may be employed in acquisitions.

  In November 1996, the Company purchased a 75-mile pipeline located in its Sonora Field for $15.1 million, including the associated compression facilities and transportation contracts, from an unrelated party.
Substantially all of the gas transported by this pipeline is produced from properties owned by the Company.

  In October 1996, the Company entered into an agreement with Santa Fe Energy Resources to sell 100% of its ownership in the Levelland Field, an oil property located in West Texas. The agreement provides for a sales price of $27.1 million, effective December 1, 1996, and a closing date in January 1997. As of December 31, 1995, the Levelland Field had remaining proved reserves of
5.0 million barrels of oil and 1.6 billion cubic feet of natural gas net to the interest to be sold. The disposition of this property, when consummated, is expected to result in an estimated pretax gain of approximately $9 million in 1997. The operating results of the Levelland Field will be included in the Company's financial statements through the date of closing.

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, basis swaps, futures contracts and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, for its hedged production, the Company will not benefit from market prices that are higher than the fixed prices in such contracts. During the first nine months of 1996, Fixed-Price Contracts hedged 51% of the Company's gas production and 69% of its oil production. Moreover, as of September 30, 1996, Fixed-Price Contracts are in place to hedge approximately 59% of the Company's estimated future production from proved gas reserves through the year 2000 and 292 MBbls of oil for the balance of 1996.

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

  The following table summarizes the volumes, fixed prices and future amounts to be received (or paid) under the Company's Fixed-Price Contracts as of

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

September 30, 1996. Such amounts do not reflect the future floating price payments (in the case of energy swaps) or the future cost of supplying gas (in the case of physical delivery contracts) pursuant to these contracts.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

FIXED-PRICE CONTRACTS  (1)
                             Three
                             Months
                             Ending
                            December        Years Ending December 31,       Balance
                               31,   -------------------------------------- through
                              1996     1997      1998      1999      2000     2017      Total
                            -------- --------  --------  --------  -------- --------  ----------
NATURAL GAS SWAPS, OPTIONS
  AND FUTURES
Sales Contracts
Contract volumes
  (BBtu) (2) . . . . . . .     2,007    4,843    13,825    15,825     9,830   37,307      83,637
Weighted average fixed
  price per MMBtu. . . . .  $   2.85 $   2.16  $   2.33  $   2.44  $   2.46 $   2.96  $     2.65
Future receipts (M$) . . .  $  5,718 $ 10,443  $ 32,243  $ 38,629  $ 24,164 $110,450  $  221,647

Purchase Contracts
Contract volumes (BBtu). .      (300)  (2,425)   (9,125)  (10,950)       --       --     (22,800)
Weighted average fixed
  price per MMBtu. . . . .  $   2.30 $   2.02  $   2.09  $   2.18  $     -- $     --  $     2.13
Future payments (M$) . . .  $   (689)$ (4,904) $(19,108) $(23,880) $     -- $     --  $  (48,581)

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS
Contract volumes (BBtu). .     7,335   32,511    36,060    28,204    26,749  161,396     292,255
Weighted average fixed
  price per MMBtu. . . . .  $   2.42 $   2.50  $   2.64  $   2.84  $   3.04 $   3.96  $     3.40
Future receipts (M$) . . .  $ 17,739 $ 81,276  $ 95,130  $ 80,125  $ 81,403 $638,418  $  994,091

TOTAL NATURAL GAS
  CONTRACTS (3)
Contract volumes (BBtu). .     9,042   34,929    40,760    33,079    36,579  198,703     353,092
Weighted average fixed
  price per MMBtu. . . . .  $   2.52 $   2.49  $   2.66  $   2.87  $   2.89 $   3.77  $     3.31
Future receipts (M$) . . .  $ 22,768 $ 86,815  $108,265  $ 94,874  $105,567 $748,868  $1,167,157

CRUDE OIL SWAPS AND
  FUTURES (4)
Contract volumes (MBbls) .       292       --        --        --        --       --         292
Weighted average fixed
  price per Bbl. . . . . .  $  20.16 $     --  $     --  $     --  $     -- $     --  $    20.16
Future receipts (M$) . . .  $  5,888 $     --  $     --  $     --  $     -- $     --  $    5,888

(1)-  The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts.  See
      "Fixed-Price Contracts -- Market Risk."
(2)-  Includes 20,000 BBtu attributable to a natural gas swap entered into with an affiliate in
      April 1996.  See "Significant New Contracts."

(3)-  Does not include basis swaps with notional volumes by year, as follows:  1996 - 4.3 TBtu;
      1997 - 19.6 TBtu; 1998 - 22.6 TBtu; 1999 - 17.2 TBtu; 2000 - 20.9 TBtu; and thereafter -
      14.9 TBtu.
(4)-  Does not include oil futures contracts entered into after September 30, 1996 which hedge
      362 MBbls of oil at $22.32 per Bbl in 1997.

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

  In June 1996, the Company and an unaffiliated counterparty to one of its fixed-price contracts amended the terms of a fixed-price natural gas contract to monetize the premium in the fixed prices provided by the contract. Pursuant to the amendment, the Company received a non-refundable payment in the amount of $25.0 million. As consideration for this payment, the weighted average fixed price over the remaining 17 years of the contract was reduced from $3.20 per MMBtu to $2.37 per MMBtu, approximating the forward market prices for natural gas at the time. The payment has been reflected in the Company's balance sheet as a deferred hedging gain and will be amortized into earnings over the life of the underlying contract. As of September 30, 1996, the balance of deferred hedging gains was $27.6 million; the amount of deferred hedging losses was not material.

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

  Two Fixed-Price Contracts which hedge an aggregate 109 Bcf of natural gas as of September 30, 1996 are with independent power producers who sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of September 30, 1996, the fixed prices provided by these contracts were "in the money" in relation to quoted forward market prices for natural gas by approximately $131 million (discounted at 10%).
This premium in the fixed prices is not reflected in the Company's financial statements until realized. The ability of these independent power producers to perform their obligations to the Company is largely dependent on the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

continued performance by NIMO of its power purchase obligations. NIMO in recent years has initiated judicial and regulatory proceedings designed to curtail power purchase obligations under its contracts with non-regulated power generators. As of September 30, 1996, NIMO had not been successful in these proceedings. In April 1996, the Federal Energy Regulatory Commission issued Order No. 888 which, among other things, affirmed the ability of public utilities to recover stranded investment costs when open-access transmission rules become effective. The implications of Order No. 888 are far reaching and its ultimate impact to NIMO is unknown; however, the order is anticipated to allow NIMO to recover costs, such as power purchase obligations with non-regulated power generators which have become "stranded" as the result of customers having access to electricity from other generators through NIMO's transmission system, subject to state regulatory approval. On August 1, 1996, NIMO announced an offer to terminate 44 independent power contracts, including those to the Company's counterparties, in exchange for a combination of cash and debt securities from a newly restructured NIMO. The terms of the offer have not been made public. At this time, the likelihood of NIMO's proposal being accepted cannot be predicted, nor can any potential impact on future counterparty performance if the proposal is accepted. The Company has not experienced non-performance by any counterparty.

  Market Risk. The Company's Fixed-Price Contracts hedge 353 Bcf of proved natural gas reserves, substantially all of which are proved developed reserves, and 292 MBbls of oil at fixed prices. If the Company's proved reserves are produced at rates less than anticipated, the volumes specified under the Fixed-Price Contracts may exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for any excess volumes. The Company expects future production volumes to be equal to or greater than the volumes provided for in its contracts.

  The differential between the floating price paid under each swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other factors. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For its gas production in 1994 and 1995, the Company realized approximately 11% and 3% less than the prices specified in its natural gas fixed-price contracts due to basis, respectively. For its oil production hedged by Fixed-Price Contracts in 1994 and 1995, the Company realized approximately 8% and 7% less than the prices specified in such contracts, respectively. For the nine months ended September 30, 1996, the Company received approximately 3% and 4% less than the prices specified in its natural gas contracts and crude oil contracts, respectively. Such results do not include a $4.3 million basis charge recognized in the fourth quarter of 1995, discussed below. Basis results for the first nine months of 1996 are not necessarily indicative of the results to be expected for the full year. Basis movements can result from a number of

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

variables, including temporary regional market aberrations, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% change in price realization for hedged natural gas production for the remaining three months of 1996 would represent a $228,000 change in gas sales. A 1% change in price realization for hedged oil production for the remaining three months of 1996 would represent a $59,000 change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

  In the first quarter of 1996, the Company experienced an unprecedented widening of basis for certain of its Fixed-Price Contracts. These particular contracts have floating indices tied to the NYMEX natural gas contract or involve the purchase of gas in the spot market priced at or near the Henry Hub delivery point in Louisiana. The Henry Hub price has historically had high correlation to the market prices received by the Company for its gas production, making such contracts effective natural gas price hedges. This effectiveness, however, was lost for the first quarter 1996 settlement periods. As a result, the Company recognized a $4.3 million charge in the fourth quarter of 1995 (when the anomaly was identified) to reflect the estimated basis loss incurred. To reduce exposure to Henry Hub basis volatility, the Company canceled a 20-Bcf contract with S.A. Louis Dreyfus et Cie in January 1996, receiving $1.6 million in proceeds. These proceeds are being amortized into oil and gas sales over the original 19-month contract term which commenced January 1996. The Company has also entered into several basis swaps with third parties which are designed to substantially reduce the Company's exposure to Henry Hub basis volatility over the next five years.

  Margining. The Company is required to post margin in the form of bank letters of credit under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. During 1994 and 1995, the maximum aggregate amount of margin posted by the Company was $41.0 million and $23.4 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At September 30, 1996, the Company had issued margin in the form of letters of credit and treasury bills totaling $18.9 million and $3.5 million, respectively.

  Significant New Contracts. The Company entered into two long-term, Fixed-Price Contracts to hedge a portion of the production acquired from

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Coastal Oil and Gas Corporation. The first contract is a ten-year, 20-Bcf natural gas swap with Duke/Louis Dreyfus L.L.C., an affiliate, which commences June 1997. The fixed prices in this contract range from $2.05 to $2.51 per MMBtu. The second contract, which was entered into with an unrelated party, is a five-year, 9-Bcf natural gas swap that provides an average fixed price of $2.10 per MMBtu. This contract also commences June 1997.

ESTIMATES FOR FISCAL YEAR 1996
  General. The fiscal year 1996 estimates provided under this caption and other statements in this document other than purely historical information (collectively "Forward-Looking Statements") are based on the Company's historical operating trends, its proved reserves as of December 31, 1995, its Fixed-Price Contract position as of September 30, 1996 and other information available to Management. These statements assume that market conditions for the Company's oil and gas production are comparable to those experienced in 1995 as modified for changes in oil and gas prices through October 1996.
These statements also assume that no significant changes occur in the operating environment for the Company's oil and gas properties. And finally, the Forward-Looking Statements assume no material changes in the composition of the Company's property base as the result of material acquisitions or divestitures except as disclosed herein. THE COMPANY CAUTIONS THAT THE FORWARD-LOOKING STATEMENTS PROVIDED HEREIN ARE SUBJECT TO ALL THE RISK AND UNCERTAINTIES INCIDENT TO THE ACQUISITION, DEVELOPMENT AND MARKETING OF, AND EXPLORATION FOR, OIL AND GAS RESERVES. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, COMMODITY PRICE RISK, ENVIRONMENTAL RISK, DRILLING RISK, RESERVE RISK, OPERATIONS AND PRODUCTION RISK, AND COUNTERPARTY RISK. CERTAIN OF THESE RISKS ARE DESCRIBED ELSEWHERE HEREIN. MOREOVER, THE COMPANY MAY MAKE MATERIAL ACQUISITIONS OR DIVESTITURES, MODIFY ITS FIXED-PRICE CONTRACT POSITION BY ENTERING INTO NEW CONTRACTS OR TERMINATING EXISTING CONTRACTS, OR ENTER INTO FINANCING TRANSACTIONS. NONE OF THESE CAN BE PREDICTED WITH CERTAINTY AND, ACCORDINGLY, ARE NOT TAKEN INTO CONSIDERATION IN THE FORWARD-LOOKING STATEMENTS MADE HEREIN. FOR ALL OF THE FOREGOING REASONS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AND THERE IS NO ASSURANCE THAT THE ASSUMPTIONS USED ARE NECESSARILY THE MOST LIKELY.

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: November 8, 1996           /s/ Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Vice President and Chief Accounting Officer