Form 10-K405
period 1996-12-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1997-02-18
CIK 912264

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER 1-12480

[LOGO]

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

                             --------------------

             Securities registered pursuant to Section 12 (b) of the Act:

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                           ON WHICH REGISTERED
         -------------------                          ---------------------
       COMMON STOCK, PAR VALUE $.01 PER SHARE       NEW YORK STOCK EXCHANGE
     9-1/4% SENIOR SUBORDINATED NOTES DUE 2004      NEW YORK STOCK EXCHANGE

         Securities registered pursuant to Section 12 (g) of the Act:
                                     NONE

                             --------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___.

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 12, 1997, was approximately $117.5 million (based on a value of $16.50 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 27,801,500 shares of Common Stock, par value $.01 per share, were outstanding on February 12, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.

                        LOUIS DREYFUS NATURAL GAS CORP.
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                     PART I

Item 1 -- BUSINESS.....................................................    3
   General.............................................................    4
   Business Strategy...................................................    4
   Forward-Looking Statements..........................................    4
   Recent Developments.................................................    5
   Acquisitions........................................................    5
   Marketing...........................................................    6
   Competition.........................................................    7
   Regulation..........................................................    7
   Certain Operational Risks............................................  10
   Employees...........................................................   10
   Relationship Between the Company and S.A. Louis Dreyfus et Cie......   10
   Potential Conflicts of Interest.....................................   11
   Certain Definitions.................................................   11

Item 2 -- PROPERTIES...................................................   13
   General.............................................................   13
   Core Areas..........................................................   13
   Exploration Prospects...............................................   16
   Reserves............................................................   17
   Costs Incurred and Drilling Results.................................   18
   Acreage.............................................................   19
   Productive Well Summary.............................................   19
   Title to Properties.................................................   20

Item 3 -- LEGAL PROCEEDINGS............................................   20

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   20

                                   PART II

Item 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS..........................................   21

Item 6 -- SELECTED FINANCIAL DATA......................................   22

Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..........................   23
   Overview............................................................   23
   Results of Operations - Fiscal Year 1996 Compared
   to Fiscal Year 1995.................................................   25
   Results of Operations - Fiscal Year 1995 Compared
   to Fiscal Year 1994.................................................   27
   Capital Resources and Liquidity.....................................   29
   Commitments and Capital Expenditures................................   31
   Fixed-Price Contracts...............................................   31
   Sonora Gas Contract.................................................   35
   Outlook for Fiscal Year 1997........................................   35

Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   37

                       LOUIS DREYFUS NATURAL GAS CORP.
                                  FORM 10-K
                        TABLE OF CONTENTS (CONTINUED)

                                                                         PAGE
                                                                         ----
Item 9  -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.........................   37

                                   PART III

Item 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   37

Item 11 -- EXECUTIVE COMPENSATION......................................   37

Item 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................   37

Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   37

                                   PART IV

Item 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K.................................................   38

                       LOUIS DREYFUS NATURAL GAS CORP.

                                    PART I

ITEM 1 -- BUSINESS

GENERAL

    Louis Dreyfus Natural Gas Corp. (the "Company" or "Registrant") is a large independent energy company engaged in the acquisition, development and exploration of natural gas and oil properties, and in the production and marketing of natural gas and crude oil. The Company's reserve base is primarily located in the Sonora area of West Texas, the Mid-Continent region, the Permian Basin, and the Texas Gulf Coast. As of December 31, 1996, the Company had proved reserves of 990 Bcfe with a Present Value (as hereinafter defined) of $1.1 billion. The Company operates over 84% of its reserves, of which 86% is natural gas and 83% is proved developed. The Company has a long-lived asset base with a reserve life of 13.2 years at December 31, 1996.

    The Company was acquired in 1990 by S.A. Louis Dreyfus et Cie to engage in oil and gas acquisition, development, production and marketing activities. Subsequent thereto, S.A. Louis Dreyfus et Cie acquired or established other subsidiaries or affiliates to conduct oil and gas activities which, through a series of intercompany mergers in September 1993, were transferred to the Company. In November 1993, the Company completed an initial public offering of
7.8 million shares of Common Stock with net proceeds of $129.9 million.

    The Company has grown its production and reserves primarily through low cost acquisitions and development drilling. Since 1990, the Company has completed a significant number of reserve acquisitions including three acquisitions ranging in size from $87 million to $180 million. Through its acquisition and leasing programs, the Company has accumulated interests in 1.4 million gross acres with 1,200 potential drilling locations, of which 343 have been assigned proved undeveloped reserves. The Company has exploited its properties through an aggressive development drilling program, achieving a drilling success rate of 96% since 1990. More recently, the Company has emphasized exploratory drilling as an integral component of its operating strategy. During 1996, the Company achieved success in this effort, as evidenced by its completion of 18 of 25 exploratory wells.

    The Company's balanced strategy of acquisitions and growth through drilling has enabled the Company to replace 408% of its production since 1990 at an average finding cost of $.71 per Mcfe. By increasing its production and reserves, the Company has significantly grown its earnings per share and cash flow as outlined in the table below:

PRODUCTION, PROVED RESERVES, EARNINGS
  PER SHARE AND CASH FLOW GROWTH

                                                                                        COMPOUND
                                              YEARS ENDED DECEMBER 31,                    ANNUAL
                              ----------------------------------------------------------  GROWTH
                                1991      1992      1993      1994      1995      1996     RATE
                              -------   -------   -------   -------   -------   --------   ----
Production (MMcfe)..........   19,985    28,650    43,179    54,321    61,434     75,004   30.3%
Proved reserves (MMcfe).....  211,478   376,521   627,222   689,924   876,076    990,179   36.2
Earnings per share..........  $   .09   $   .09   $   .11   $   .39   $   .40   $    .76   53.2
Net cash provided by
 operating activities (M$)..  $16,514   $22,272   $52,666   $80,894   $89,515   $101,761   43.9

    The address of the Company's principal executive offices is 14000 Quail Springs Parkway, Suite 600, Oklahoma City, Oklahoma 73134, and its telephone number is (405) 749-1300.

BUSINESS STRATEGY

    The Company's business strategy is to generate strong and consistent growth in reserves, production, earnings and cash flow. The Company implements this strategy through the following:

    EXPANDED EXPLORATION PROGRAM. Stepped up exploration activity in the Company's core regions exposes the Company to higher potential production and reserve additions. The Company has a staff of 22 geoscientists and reservoir engineers who have extensive experience in the use of advanced technologies, including 3-D seismic analysis, computer aided mapping and reservoir simulation modeling. During 1996, the Company invested $15 million in connection with exploration prospects, including drilling, seismic data collection and lease acquisitions. Approximately $7 million of the 1996 exploration budget was used for early stage lease acquisitions and seismic data collection, which have created a foundation for an expanded exploration program in 1997 and 1998. The Company has allocated $25 million, or 25%, of its current capital budget for additional exploration activities in 1997.

    GROWTH THROUGH DRILLING. In 1994, 1995 and 1996, the Company replaced 116%, 120% and 153%, respectively, of its production through the drilling of 745 gross (450 net) wells, adding 251 Bcfe of proved reserves (including revisions of previous estimates). The Company conducts development drilling in areas where multiple productive oil and gas bearing formations are likely to be encountered, thus reducing dry hole risk.

    STRATEGIC ACQUISITIONS. Since January 1, 1990, the Company has grown rapidly by investing $629 million to acquire approximately 1 Tcfe of proved reserves at an average acquisition cost of $0.66 per Mcfe. The Company believes the cost of these acquisitions compares favorably to industry averages. The acquisitions have been geographically concentrated in the core regions where the Company possesses considerable operating expertise and realizes economies of scale. The Company principally targets acquisitions which have significant development potential, are in close proximity to existing properties, have a high degree of operatorship and can be integrated with minimal incremental administrative cost.

    PRICE RISK MANAGEMENT. The Company manages a portion of the risks associated with decreases in prices of natural gas and crude oil through long-term fixed-price physical delivery contracts and financial contracts. Since 1990, the Company has generated $41 million in additional revenues through its price risk management strategies. At December 31, 1996, the pre-tax present value
    (discounted at 10%) of the estimated future net revenues for such contracts, based on the difference between contract prices and forward market prices, was approximately $190 million. These fixed-price contracts provide a base of predictable cash flows for a portion of the Company's gas and oil sales, thereby enabling the Company to pursue its capital expenditures with a greater degree of assurance. Recently, a lesser portion of the Company's production has been hedged due to the Company's reluctance to sell into a forward market where prices trend down or are essentially flat over the next several years. In 1996, approximately 50% of the Company's production was sold pursuant to fixed-price contracts, reduced from 84% in 1995.

FORWARD-LOOKING STATEMENTS

    All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract (as defined elsewhere herein) positions as of December 31, 1996, and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, and (ii) that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations and production risk, and counterparty risk. Many of these risks are described elsewhere herein. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1997." Moreover, the Company may make material acquisitions, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

RECENT DEVELOPMENTS

    The following information discusses certain of the more significant accomplishments of the Company during the year ended December 31, 1996.

    ACQUISITIONS. During 1996, the Company acquired 76 Bcfe through a series of proved reserve acquisitions for an aggregate $36.1 million, or $.48 per Mcfe. The most significant 1996 acquisition was the purchase in April of certain producing oil and gas properties located primarily in Oklahoma for a total consideration of $32.3 million. The acquired oil and gas properties consisted of 60 Bcfe of proved reserves.

    1996 DRILLING PROGRAM. The Company's drilling program for 1996 resulted in the drilling of 305 wells, of which, 289 wells were completed as commercial producers, a drilling success rate of 95%. In connection with this program, the Company added 115 Bcfe of proved reserves to its reserve base (including revisions of previous estimates). See "Item 2 -- Properties -- Costs Incurred and Drilling Results."

    PROVED RESERVES. As of December 31, 1996, the Company's proved reserves had grown 13% in relation to 1995 and was comprised of 23 MMBbls of oil and 849 Bcf of natural gas, or 990 Bcfe. This reserve growth represents a production replacement ratio of more than 250%. The Company's estimated future net revenues from reserves as of December 31, 1996 increased 58% to $2.4 billion. The present value of such future net revenues discounted at 10% ("Present Value") was $1.1 billion, an increase of 52% in relation to 1995. See "Item 2 -- Properties -- Reserves" and Note 12 of the Notes to Consolidated Financial Statements.

    FINANCIAL RESULTS. The Company reported record earnings and cash flows from operating activities for the year ended December 31, 1996, primarily as the result of higher oil and gas production. Net income and cash flows from operating activities (before working capital changes) were $21.1 million and $101.0 million, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal Year 1996 Compared to Fiscal Year 1995."

ACQUISITIONS

    The Company has completed a significant number of acquisitions during the past five years, including three ranging in size from $87 million to $180 million. The following table summarizes the Company's acquisition activity for the five years ending December 31, 1996:

    SUMMARY ACQUISITION INFORMATION

                                         YEARS ENDED DECEMBER 31,
                                 ----------------------------------------
                                  1992     1993    1994     1995    1996    TOTAL
                                 ------   ------   -----   ------   -----   ------
Estimated proved reserves
 acquired (Bcfe) (1)...........   163.8    296.8    56.1    190.5    75.5    782.7
Acquisition cost (MM$).........  $116.2   $188.9   $36.6   $118.7   $36.1   $496.5
Acquisition cost per Mcfe ($)..  $  .71   $  .64   $ .65   $  .62   $ .48   $  .63

_____________

(1) - Based on the first year-end reserve report prepared following the acquisition date as adjusted for production between the acquisition date and year-end.

    Senior management is actively involved in the screening of potential acquisitions and the development and implementation of strategies for specific acquisitions. The Company's staff of reservoir engineers, geologists, production engineers, landmen and accountants have substantial experience in evaluating and acquiring oil and gas reserves. The Company principally seeks acquisitions in regions in which the Company believes that its prior experience and existing operations will enable it to readily integrate the acquired properties into its existing base of operations.

    The Company primarily seeks to acquire operated interests. The Company prefers to operate its properties whenever possible in order to provide more control over the operation and development of the properties and the marketing of the production. The Company frequently seeks to acquire additional interests in its operated properties from holders of non-operating interests to increase its percentage ownership at attractive acquisition prices.

MARKETING

FIXED PRICE CONTRACTS

    The Company has entered into fixed-price contracts to reduce its exposure to decreases in oil and gas prices, which are subject to significant and often volatile fluctuation. The Company's fixed-price contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts"). These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. At December 31, 1996, these contracts hedged 349 Bcf of natural gas and 362 MBbls of oil. The fixed prices in such contracts generally escalate over the contract term. The Company has traditionally hedged a significant portion of its natural gas and crude oil production. In the past three years, a progressively smaller share of the Company's production and reserve additions have been hedged due to a reluctance to sell into a forward market where prices trend down or are essentially flat over the next several years. Management believes that the current relationship between cash flow protection and exposure to oil and gas prices is an appropriate balance for the Company. However, the Company may hedge a greater or smaller share of production in the future, depending on market conditions, capital investment considerations and other factors.

    DELIVERY CONTRACTS. The Company has entered into fixed-price natural gas delivery contracts with independent power producers, natural gas pipeline marketing affiliates, a municipality and other end users. Typically, these contracts require the Company to deliver, and the purchaser to take, specified quantities of natural gas at specified fixed prices, over the life of the contracts. The Company meets its fixed-price delivery contract requirements through purchases of natural gas in markets local to the delivery point at the most attractive prices available. The contracts generally permit the Company to deliver natural gas at its choice of several pipeline or customary industry delivery points, permitting some market flexibility to the Company in purchasing required natural gas supplies and making deliveries and reducing transportation risks. Each contract is individually negotiated based on the purchaser's specified needs.

    ENERGY SWAPS. The Company enters into energy swaps as a fixed-price seller in order to assure itself of fixed prices for the sale of its oil and gas production. Less frequently, the Company enters into swaps as a fixed-price purchaser to obtain a fixed-price supply to meet sale commitments at a particular point in time. The variables in an energy swap transaction are a fixed price, an index price, a specified quantity and a period. One of the parties is designated as the fixed-price purchaser ("FPP") and whenever the fixed price exceeds the index price for a given date or period, the FPP pays the other party, the fixed-price seller ("FPS"), the difference between the fixed price and the index price. Whenever the index price is in excess of the fixed price, the FPS pays the difference between the index price and the fixed price to the FPP. In this way the parties may, without physical delivery of oil or gas, counterbalance or hedge against uncertainties and risk created by fluctuations in oil and gas prices in connection with such party's actual physical supply, purchase or sale commitments or requirements.

    COUNTERPARTIES.   The following table summarizes certain information
concerning the Company's natural gas Fixed-Price Contracts and associated counterparties at December 31, 1996:



    NATURAL GAS FIXED-PRICE CONTRACT
         VOLUMES BY COUNTERPARTY

                                             VOLUMES COMMITTED (BBTU)
                                -------------------------------------------------  PERCENTAGE
                                               ENERGY SWAPS                            OF
                                 DELIVERY   ------------------                      COMMITTED
                                CONTRACTS    SALES   PURCHASES  COLLARS    TOTAL     VOLUME
                                ---------   ------   ---------  -------   -------  ----------
TYPE OF COUNTERPARTY:
Independent power producers....  175,873        --         --       --    175,873      50 %
Pipeline marketing affiliates..   85,420    10,955     (1,825)      --     94,550      27
Financial institutions.........       --        --    (20,675)   3,010    (17,665)     (5)
Other..........................   24,227    71,900         --       --     96,127      28
                                 -------    ------    -------    -----    -------     ---
Total                            285,520    82,855    (22,500)   3,010    348,885     100 %
                                 -------    ------    -------    -----    -------     ---
                                 -------    ------    -------    -----    -------     ---

    For additional information concerning the Company's Fixed-Price Contracts, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fixed Price Contracts."

WELLHEAD MARKETING

    The majority of the Company's wellhead gas production is sold to a variety of purchasers on the spot market or dedicated to contracts with market-sensitive pricing provisions. Substantially all of the undedicated natural gas produced from Company-operated wells is marketed by the Company. Additionally, the majority of the oil and condensate from Company-operated properties is sold on a market sensitive basis. During 1996, the Company had gas sales to three unrelated purchasers which approximated 18%, 13% and 11% of total revenues.

    In connection with a 1993 acquisition, the Company acquired the rights to and obligations under a fixed-price, take-or-pay natural gas contract (the "Sonora Gas Contract") with Lone Star Gas Company, then a division of ENSERCH Corporation, ("Lone Star"). This contract covered a substantial portion of the Company's production in the Sonora area and sales under such contract accounted for 28% and 30% of the Company's total revenues during 1994 and 1995, respectively. The Sonora Gas Contract, which expired on December 31, 1995, provided a fixed price of $3.90 per Mcf during 1995. Subsequent to December 31, 1995, the Company is selling the gas previously dedicated to the Sonora Gas Contract to a third party at market prices which have been significantly less than the fixed prices provided by the Sonora Gas Contract.

    The loss of any wellhead purchaser is not anticipated to have a material adverse effect on the Company because there are a substantial number of alternative purchasers in the markets in which the Company sells its wellhead production.

COMPETITION

    The oil and gas industry is highly competitive. The Company competes in the areas of proved reserve and undeveloped acreage acquisitions and the development, production and marketing of oil and gas, as well as contracting for equipment and securing personnel, with major oil and gas companies, other independent oil and gas concerns, gas marketing companies and individual producers and operators. Many of these competitors have financial and other resources which substantially exceed those available to the Company.
Competition in the regions in which the Company owns properties may result in occasional shortages or unavailability of drilling rigs and other equipment used in drilling activities as well as limited availability and access to pipelines. Such circumstances could result in curtailment of activities, increased costs, delays or losses in production or revenues or cause interests in oil and gas leases to lapse. The Company believes that its acquisition, development and production capabilities, marketing capabilities, financial resources and the experience of its Management enable it to compete effectively.

REGULATION

    The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies at the federal, state and local level have issued rules and regulations affecting the oil and gas industry, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations. All of these regulations have an impact on the Company and others in the oil and gas industry. Therefore, the Company does not believe that it is affected in a significantly different manner than are its competitors.

DRILLING AND PRODUCTION

    The Company's operations are subject to various types of regulation at federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation requirements. These include the regulation of the size and shape of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases.
 In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill.

    The Company has a non-operated working interest in an oil and gas lease in the Gulf of Mexico, which was granted by the federal government and is administered by the Minerals Management Service (the "MMS"), a federal agency. This lease was issued through competitive bidding, contains relatively standardized terms and requires compliance with detailed MMS regulations and orders (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act for costs of clean-up and damages caused by pollution resulting from such operations, other than damages caused by acts of war or the negligence of third parties. Under certain circumstances, including but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area.

ENVIRONMENTAL

    The Company's operations are subject to numerous federal and state laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of hazardous substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. State laws often impose requirements to remediate or restore property used for oil and gas exploration and production activities, such as pit closure and plugging abandoned wells. Although the Company believes that its operations and facilities are in compliance in all material respects with applicable environmental and health and safety laws and regulations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that substantial costs and liabilities will not be incurred in the future. Moreover, the recent trend toward stricter standards in environmental legislation, regulation and enforcement is likely to continue.

    The Company's operations may generate wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency (the "EPA") has limited the disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes. Furthermore, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" under RCRA which would regulate such reclassified wastes and require government permits for transportation, storage and disposal. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate oil and gas wastes could have a similar impact on the Company.

    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal, of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of operations, the Company generates wastes that may fall within CERCLA's definition of "hazardous substances." The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. The Company has not been named by the EPA or alleged by any third party as being potentially responsible for costs and liabilities associated with alleged releases of any "hazardous substance" at any superfund site, but it is possible that it could be named in the future.

    The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and citizens.

NATURAL GAS SALES TRANSPORTATION

    In the past, there were various federal laws which regulated the price at which natural gas could be sold. Since 1978, various federal laws have been enacted which have resulted in the termination on January 1, 1993 of all price and non-price controls for natural gas sold in "first sales." As a result, on and after January 1, 1993, none of the Company's natural gas production is subject to federal price controls.

    The transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly affect the transportation and marketing of natural gas. These changes have been intended to foster competition in the natural gas industry by, among other things, inducing or mandating that interstate pipeline companies provide nondiscriminatory transportation services to producers, distributors and other shippers (so-called "open access" requirements). The FERC has also sought to expedite the certification process for new services, facilities and operations of those pipeline companies providing "open access" services. The FERC's actions in these areas have been subject to extensive judicial review and have generated significant industry comment and proposals for modifications to existing regulations. The Company cannot predict whether and to what extent judicial review will affect these matters.

    The effect of the foregoing regulations has been to create a more open access market for natural gas purchases and sales and has enabled the Company, as a producer, buyer and seller of natural gas, to enter into various contractual natural gas sale, purchase and transportation arrangements on unregulated, privately negotiated terms.

    The Company owns a 75-mile intrastate pipeline and associated compression facilities in the Sonora area of West Texas. Substantially all of the gas transported in this pipeline is owned by the Company. The operation of this system is subject to regulation by the Texas Railroad Commission.

SECTION 29 TAX CREDITS

    Federal tax law provides an income tax credit for production of certain fuels produced from nonconventional sources (including both coal seam natural gas and natural gas produced from tight formations), subject to a number of limitations. Fuels qualifying for the credit must be produced from a well drilled or a facility placed-in-service before January 1, 1993 and be sold before January 1, 2003.

    The basic credit, which is approximately $.52 per MMBtu of natural gas, is computed by reference to the price of oil and is phased out as the price of oil exceeds $23.50 in 1980 dollars (adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1980 dollars (similarly adjusted). Under this formula, the commencement of the phaseout would be triggered if the average price for oil rose above $46 per barrel in current dollars. The credit available for coal seam natural gas is adjusted for inflation and was approximately $1.01 per MMBtu for 1995. A portion of the natural gas production from wells drilled on the Company's leases in several of its significant producing areas qualify for Section 29 tax credits. The Company estimates that it will have an aggregate $8.5 million of Section 29 tax credits available for utilization in its federal income tax returns for the years 1997 through 2002. Utilization of such credits is subject to a number factors, many of which are not within the Company's ability to control or predict.

CERTAIN OPERATIONAL RISKS

    The Company's operations are subject to the risks and uncertainties associated with drilling for, and production and transportation of, oil and gas. The Company must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The Company's prospects for future growth and profitability will depend on its ability to replace current reserves through drilling, acquisitions, or both. The Company's ability to market its oil and gas production depends upon, among other factors, the availability and capacity of oil and gas gathering systems and pipelines, many of which are beyond the Company's control.

    The Company's operations are subject to the risks inherent in the oil and gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, salt water spills and leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's operations may be materially curtailed, delayed or canceled as a result of numerous factors, including the presence of unanticipated pressure or irregularities in formations, accidents, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that the levels of insurance maintained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or its availability at commercially acceptable premium levels.

EMPLOYEES

    As of January 31, 1997, the Company had approximately 314 employees. Management believes that its relations with its employees are satisfactory. The Company's employees are not covered by a collective bargaining agreement.

RELATIONSHIP BETWEEN THE COMPANY AND S.A. LOUIS DREYFUS ET CIE

    The Company was acquired by S.A. Louis Dreyfus et Cie in 1990 to engage in oil and gas acquisition, development, production and marketing activities. S.A. Louis Dreyfus et Cie's other principal activities include the international merchandising and exporting of various commodities, ownership and management of ocean vessels, real estate ownership, development and management, manufacturing, the marketing of electricity, natural gas and petroleum products and crude oil refining.

    S.A. Louis Dreyfus et Cie currently is the beneficial owner of approximately 74.2% of the Company's Common Stock. Through its ability to elect all directors of the Company, S.A. Louis Dreyfus et Cie has the ability to control all matters relating to the management of the Company, including any determination with respect to the acquisition or disposition of Company assets and the future issuance of Common Stock or other securities of the Company.
S.A. Louis Dreyfus et Cie also has the ability to control the Company's drilling, development, capital, operating and acquisition expenditure plans. There is no agreement between S.A. Louis Dreyfus et Cie and any other party, including the Company, that would prevent S.A. Louis Dreyfus et Cie from acquiring additional shares of the Common Stock.

    The Company has an agreement ("Services Agreement") with S.A. Louis Dreyfus et Cie pursuant to which S.A. Louis Dreyfus et Cie provides to the Company various services (principally insurance-related services). Such services historically have been supplied to the Company by S.A. Louis Dreyfus et Cie, and the Services Agreement provides for the further delivery of such services, but only to the extent requested by the Company. The Company reimburses S.A. Louis Dreyfus et Cie for a portion of the salaries of employees performing requested services based on the amount of time expended ("Hourly Charges"), all direct third party costs incurred by S.A. Louis Dreyfus et Cie in rendering requested services and overhead costs equal to 40% of the Hourly Charges. The Services Agreement will continue until terminated by either party upon 60 days prior written notice to the other party in accordance with the terms of the Services Agreement. In the event of termination of the Services Agreement by S.A. Louis Dreyfus et Cie, the Company has an option to continue the agreement for up to 180 days to enable it to arrange for alternative services.

POTENTIAL CONFLICTS OF INTEREST

    The nature of the respective businesses of the Company and S.A. Louis Dreyfus et Cie may give rise to conflicts of interest between such companies. Conflicts could arise, for example, with respect to intercompany transactions between the Company and S.A. Louis Dreyfus et Cie, competition in the marketing of natural gas, the issuance of additional shares of voting securities, the election of directors or the payment of dividends by the Company.

    The Company and S.A. Louis Dreyfus et Cie have in the past entered into significant intercompany transactions and agreements incident to their respective businesses. Such transactions and agreements have related to, among other things, the purchase and sale of natural gas, the financing of acquisition, development and marketing activities of the Company and the provision of certain corporate services. It is the intention of S.A. Louis Dreyfus et Cie and the Company that the Company operate independently, other than receiving services as contemplated by the Services Agreement, but S.A. Louis Dreyfus et Cie and the Company may enter into other material intercompany transactions. In any event, the Company intends that the terms of any future transactions and agreements between the Company and S.A. Louis Dreyfus et Cie will be at least as favorable to the Company as could be obtained from unaffiliated third parties.

    S.A. Louis Dreyfus et Cie has advised the Company that it does not currently intend to engage in the acquisition and development of, or exploration for, oil and gas except through its beneficial ownership of Common Stock. However, as part of S.A. Louis Dreyfus et Cie's business strategy, S.A. Louis Dreyfus et Cie may, from time to time, acquire other businesses primarily engaged in other activities, which may also include oil and gas acquisition, exploration and development activities as part of such acquired businesses. S.A. Louis Dreyfus et Cie is also actively engaged in the trading of oil and gas which includes the use of Fixed-Price Contracts. The Company has not adopted any special procedures to address potential conflicts of interest between the Company and S.A. Louis Dreyfus et Cie relating to such potential competition. However, the Company does not currently anticipate that any potential competition with S.A. Louis Dreyfus et Cie for Fixed-Price Contracts would adversely affect its ability to hedge its production.

CERTAIN DEFINITIONS

    The terms defined in this section are used throughout this filing:
    BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

    BCF.  Billion cubic feet.

    BCFE. Billion cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

    BTU. British thermal unit, which is the heat required to raise the temperature of a one pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

    BBTU.  Billion Btus.

    DEVELOPED ACREAGE. The number of acres which are allocated or assignable to producing wells or wells capable of production.

    DEVELOPMENT LOCATION. A location on which a development well can be drilled.

    DEVELOPMENT WELL. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.

    DRILLING UNIT. An area specified by governmental regulations or orders or by voluntary agreement for the drilling of a well to a specified formation or formations which may combine several smaller tracts or subdivides a large tract, and within which there is usually some right to share in production or expense by agreement or by operation of law.

    DRY HOLE. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

    ESTIMATED FUTURE NET REVENUES. Revenues from production of oil and gas, net of all production-related taxes, lease operating expenses and capital costs.

    EXPLORATORY WELL. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

    FINDING COST. Total costs incurred to acquire, explore and develop oil and gas properties divided by the increase in proved reserves through acquisition of proved properties, extensions and discoveries, improved recoveries and revisions of previous estimates.

    GROSS ACRE.  An acre in which a working interest is owned.

    GROSS WELL.  A well in which a working interest is owned.

    INFILL DRILLING. Drilling for the development and production of proved undeveloped reserves that lie within an area bounded by producing wells.

    LEASE OPERATING EXPENSE. All direct costs associated with and necessary to operate a producing property.

    MBBL.  Thousand barrels.

    MBTU.  Thousand Btus.

    MCF.  Thousand cubic feet.

    MCFE. Thousand cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

    MMBBL.  Million barrels.

    MMBTU.  Million Btus.

    MMCF.  Million cubic feet.

    MMCFE. Million cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

    NATURAL GAS LIQUIDS. Liquid hydrocarbons which have been extracted from natural gas (e.g., ethane, propane, butane and natural gasoline).

    NET ACRES OR NET WELLS. The sum of the fractional working interests owned in gross acres or gross wells.

    OVERRIDING ROYALTY INTEREST. An interest in an oil and gas property entitling the owner to a share of oil and gas production free of well or production costs.

    PRESENT VALUE. When used with respect to oil and gas reserves, present value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to deprecation, depletion and amortization, discounted using an annual discount rate of 10%. The prices used to estimate future net revenues include the effects of the Company's Fixed-Price Contracts except where otherwise specifically noted. Estimated quantities of proved reserves are determined without regard to such contracts.

    PRODUCTIVE WELL. A well that is producing oil or gas or that is capable of production.

    PROVED DEVELOPED RESERVES. Proved reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

    PROVED RESERVES. The estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

    PROVED UNDEVELOPED RESERVES. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

    RECOMPLETION.   The completion for production of an existing wellbore in
    another formation from that in which the well has previously been completed.

    RESERVE LIFE. A measure of how long it will take to produce a quantity of reserves, calculated by dividing estimated reserves by production for the twelve-month period prior to the date of determination (in gas equivalents).

    TBTU.  One trillion Btus.

    TCFE. Trillion cubic fee of gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

    UNDEVELOPED ACREAGE. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

    WORKING INTEREST. The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

ITEM 2 -- PROPERTIES

GENERAL

    The Company's oil and gas acquisition, exploration and development activities are conducted mainly in four core areas: the Sonora area of West Texas, the Mid-Continent region, the Permian Basin and the Texas Gulf Coast. At December 31, 1996, the Company had interests in approximately 7,300 producing properties, 2,900 of which it operates. These operated properties comprised 84% of the Company's total proved reserves at such date, which included 23 MMBbls of oil and 849 Bcf of natural gas, aggregating 990 Bcfe. Net daily production during 1996 was 5.1 MBbls of oil and 174.6 MMcf of natural gas, or an aggregate
204.9 MMcfe. During such period, the Company received an average price of $19.56 per Bbl of oil and $2.34 per Mcf of gas, including the effects of the Company's Fixed-Price Contracts. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal Year 1996 Compared to Fiscal Year 1995 -- Oil and Gas Prices." During 1996, the Company drilled 280 developmental oil and gas wells, 271 of which were completed as commercial producers, and 25 exploratory wells, 18 which were successfully completed.

CORE AREAS

    The following table sets forth certain information regarding the Company's activities in each of its principal producing areas as of December 31, 1996:


    CORE AREAS
                                                                   MID-
                                                      SONORA    CONTINENT   PERMIAN (1)   GULF COAST     TOTAL
                                                     --------   ---------   -----------   ----------   ---------
  PROPERTY STATISTICS (AS OF  DECEMBER 31, 1996)
  Proved reserves (Bcfe)...........................      494        325           97           74           990
  Percent of total proved reserves.................       50%        33%          10%           7%          100%
  Average net daily production (MMcfe) (2).........      78.1       82.1         27.1         22.5         209.8
  Gross producing wells............................     1,526      2,730        2,773          283         7,312
  Net producing wells..............................     1,478        803          331          121         2,733
  Gross acreage....................................   335,000    587,000      335,000      143,000     1,400,000
  Net acreage......................................   263,000    247,000      203,000       43,000       756,000
  Potential drill sites............................       550        250          200          200         1,200

  1996 RESULTS
  Gross wells drilled..............................        96         82          101           26           305
  Gross successful wells...........................        93         78           97           21           289
  Drilling success.................................       97%        95%          96%          81%           95%
  Production (Bcfe)................................      28.1       28.4         10.4          8.1          75.0
  Lease operating expense per Mcfe.................  $    .46    $   .41      $   .56      $   .54     $     .47

  BUDGETED 1997 CAPITAL EXPENDITURES (MM$)
  Development......................................  $     34    $    28      $    11      $     2     $      75
  Exploration......................................         2          4            3           16            25
                                                     --------    -------      -------      -------     ---------
  Total............................................  $     36    $    32      $    14      $    18     $     100
                                                     --------    -------      -------      -------     ---------
                                                     --------    -------      -------      -------     ---------

-------------------
  (1) - Includes the Company's Levelland properties which were sold in January 1997.

  (2) - Consists of average net daily production for December 1996.


SONORA AREA

    The Sonora area is located in the West Texas counties of Schleicher, Crockett, Sutton and Edwards. It is comprised of five fields, Sawyer, Shurley Ranch, MMW, Aldwell Ranch and Whitehead, which are located on the northeast side of the Val Verde Basin of West Central Texas. Development of the Company's Sonora properties was initiated in the 1970's. Production is predominately from the Canyon formation at depths ranging from 2,500 to 6,500 feet and the Strawn formation at depths ranging from 5,000 to 9,000 feet. The majority of the Company's interest in these properties was accumulated through acquisitions in 1993 and 1995.

     CANYON FORMATION. Natural gas in the Canyon formation is stratigraphically trapped in lenticular sandstone reservoirs and the typical Sonora Area well encounters numerous such reservoirs over the Canyon formation's gross thickness of approximately 1,500 feet. The Canyon reservoirs tend to be discontinuous and to exhibit low porosity and permeability, characteristics which reduce the area that can be effectively drained by a single well. These characteristics have encouraged operators in the area to undertake Canyon infill drilling programs over the years.
Initial wells were drilled on 640 acre drilling units, but well performance characteristics have indicated that denser well spacing is necessary for effective drainage. The Company continues to downsize these units, and the fields currently are developed in some areas on 40 acre spacing.

     STRAWN FORMATION. The Strawn formation, a shallow-marine, fossiliferous limestone, produces natural gas from fractures and irregularly distributed porosity trends draped across anticlinal features. Original field development took place on 640 acre units, with subsequent infill programs downsizing to 160 acre density. Testing of the Strawn formation in Sonora wells, for which the primary drilling objective was the Canyon formation, has been an attractive play for the Company because the Strawn lies less than 1,000 feet below the Canyon formation. Because of the closeness in depth, the cost to evaluate the Strawn formation while drilling for the Canyon formation is relatively minor. The Strawn production is generally commingled with the Canyon production stream. The Company recently acquired over 10,000 gross acres and plans to drill several 100% working interest wells to test primarily the Strawn formation in the Buckhorn horst block, a localized fault-bounded structural feature. The Company is also evaluating the potential for drilling horizontal wells in the Strawn formation. The Company is encouraged by recent horizontal activity conducted by other operators west of the Company's acreage.

     ELLENBURGER FORMATION. The Ellenburger formation, which lies approximately 500 feet below the Strawn formation, continues to be a play with interesting potential in the Sonora area. This formation, which is productive on acreage in close proximity to the Company's Sonora properties, is expected to produce from dolomitic porosity in structurally defined traps. Recent drilling into this formation has resulted in encouraging gas shows and helped define the structural and reservoir complexity of the Ellenburger. The Company is continuing a mapping program using 2-D seismic information in conjunction with sub-surface data obtained in the development of the Canyon and Strawn formations, to identify locations which are structurally suited for hydrocarbon accumulation in the Ellenburger. The relatively modest cost to deepen wells to this horizon make the potential economics of this play highly attractive. The Company anticipates at least three Ellenburger tests during 1997.

     Since 1993, the Company has continued an aggressive development program in the Sonora area. Through December 31, 1996, the Company had drilled 306 Canyon and Strawn wells with only 3 dry holes. For 1997, the Company plans to drill an additional 100 wells in Sonora. A majority of the wells proposed to be drilled in 1997 are on relatively low risk locations which have not been assigned proved reserves. Since only a portion of the Company's Sonora acreage is developed on 40 acre density, the Company has identified over 550 undrilled locations on the Company's acreage of which 132 have been assigned proved undeveloped reserves. The Company believes that, subject to further study and drilling results, additional proved reserves will ultimately be attributed to many of the other locations. In addition to the infill potential, many of the Company's producing wells in the Sonora Area have recompletion possibilities in existing wellbores from Canyon sands not currently producing.

MID-CONTINENT REGION

     The Company was actively involved in the Mid-Continent region when it was acquired by S.A. Louis Dreyfus et Cie and has subsequently acquired additional interests in the area through multiple acquisitions that have increased reserves with minimal additional administrative costs. The Company's properties in the Mid-Continent region are located in and along the northern shelf of the Anadarko basin and in Southern Oklahoma. Development of the Company's Mid-Continent region properties began in the late 1970's. Production is predominately natural gas from numerous formations of Pennsylvanian and Pre-Pennsylvanian age rock. Productive depths range from 3,000 to 17,000 feet.

     Pre-Pennsylvanian reservoirs include the Chester, Mississippi and Hunton formations, with greater production from these formations occurring in highly fractured carbonate intervals. Pennsylvanian reservoirs include the Granite Wash, Red Fork, Atoka, Morrow and Springer sandstones. These formations have potential for excellent production and reserves. The stratigraphic nature of these reservoirs frequently provides for multiple targets in the same wellbores. Spacing in these formations is generally on 640 acres with extensive increased density drilling having occurred over the last 15 years.

     The Company has pursued an active low risk infill drilling program over the past three years and plans to drill 80 development wells in the region during 1997. In addition, the Company has recently commenced drilling an initial horizontal well to begin evaluating its extensive acreage containing the Mississippi Lime formation. This well is planned to have a 2,300 foot lateral extension.

    The Company has identified 250 undrilled locations in the Mid-Continent region, of which 110 have been assigned proved undeveloped reserves.

PERMIAN REGION

     The majority of the Company's interests in this region was acquired in acquisitions in 1992, 1993 and 1994. The Company is actively involved in drilling development and exploration wells in the Delaware basin of Southeast New Mexico and the Val Verde basin and Spraberry trend of West Texas. The primary drilling objectives in this region are the Delaware, Spraberry, Wolfcamp and Morrow sands.

     DELAWARE FORMATION. The Delaware formation was deposited in broad, braided channel systems over most of the Delaware basin. The sands range in depth from 3,000 to 5,000 feet with multiple objectives in the Bell Canyon and Cherry Canyon. Over the past two years, the Company has pursued an active development program in the Happy Valley field in Eddy County of Southeast New Mexico to exploit the Delaware formation. Production is predominately oil with reserves ranging from 75,000 to 150,000 Bbls per well.

     SPRABERRY TREND. The Spraberry trend is located in the West Texas counties of Martin, Midland, Glasscock, Upton, Reagan and Irion. The fields in the Spraberry trend are located in the Midland basin and are characterized by the production of both oil and gas from productive zones ranging from the Lower Clearfork formation at a depth of 4,500 feet, to the Dean formation at a depth of 7,000 feet, with the majority of the production from the Spraberry formation. The Spraberry formation, primarily an oil reservoir, produces from fractured sandstones and siltstones and is characterized by low porosity and permeability. These formation characteristics have encouraged operators to develop the area on 80 acre spacing. Over the last two years, the Company has pursued an active infill drilling program in the Spraberry trend which will continue in 1997.

     WOLFCAMP. The Wolfcamp in the Southern Delaware and Val Verde basins are deposited as submarine fan sequences that are 200 to 800 feet thick and range in depth from 4,000 to 12,000 feet. During 1996, the Company drilled 5 gross wells in the Brown Bassett area with a 100% success rate. The Company plans to continue additional development in the field in 1997. Additionally, the Company plans to drill a second test well in its Pecos Grande prospect, in which it holds a 56% working interest in 11,000 gross acres in Pecos County, Texas. The Company drilled a dry hole on this prospect in 1996, but the Company believes that the prospect has not been adequately tested.

     MORROW FORMATION. The Morrow formation consists of northwest to southeast trending fluvial systems exhibiting excellent porosity and permeability at depths between 10,500 to 11,500 feet. The Company continues to drill and participate in Morrow wells in the Artesia area which is situated along the Northwest shelf of the Delaware basin. Morrow formation gas reserves can range up to 6 Bcf for a single well.

     The Company has identified 200 undrilled locations in the Permian region, of which 69 have been assigned proved undeveloped reserves.

GULF COAST REGION

     The Company's properties in the Gulf Coast Region consist of varying interests in the A.W.P. (Olmos) Field and the North Tatum Field, as well as in an offshore Gulf of Mexico platform, West Delta 152, which is its most significant producing property in this region. At December 31, 1996, the Company owned between a 20% and 39% non-operated working interest in the West Delta 152 Field ("West Delta 152") which has 16 producing wells. The wells produce from an eight-pile, 24-slot platform located in the Gulf of Mexico in 380 feet of water approximately 40 miles south-southwest of Venice, Louisiana. The Company successfully completed seven of eight wells drilled in 1996. The Company anticipates that 3 wells will be drilled in West Delta 152 during 1997.

     The Company has identified 200 undrilled locations in the Gulf Coast region of which 32 have been assigned proved undeveloped reserves.

EXPLORATION PROSPECTS

     In 1996, the Company began to place more emphasis on exploratory drilling activities. The Company invested $15 million in 1996 for seismic and leasehold acquisition and the drilling of 25 wells. The Company has currently budgeted $25 million for exploration activities in 1997. The Company's exploration prospects are located throughout its core regions.

     YOAKUM GORGE. The Yoakum Gorge project is located within the Company's Gulf Coast region in Lavaca County, Texas. The Company is currently reviewing the 150 square miles of high-fold 3-D seismic data that was obtained in 1996 and is evaluating drilling opportunities on its 60,000 gross acres. The target zones are the shallow Miocene, Frio, Yegua and Upper Wilcox sands, ranging in depth from 3,500 to 8,000 feet and the deeper Lower Wilcox sands from 13,000 to 16,000 feet. The shallow sands were deposited in a fluvial environment and are often point bar sands with high porosity and permeability. These sands have a reserve range potential of .5 to 3 Bcf per well and are relatively easy to identify using 3-D seismic. The Company successfully completed 9 shallow tests during 1996 and plans to drill up to 40 additional wells during 1997. Initial 3-D seismic interpretation indicates at least 70 shallow sand leads similar to those drilled in 1996. During 1997, the Company also plans to drill 4 exploratory wells to test the Lower Wilcox structures. The Lower Wilcox sands are part of an ancient deltaic system deposited across an unstable muddy continental shelf. The rapid subsidence of the underlying beds allowed accumulation of massive Wilcox sand packages with a high degree of structural complexity. These deeper structures present higher risk but have greater potential, ranging up to 100 Bcf per field. The Company holds a 35% working interest in this project.

     SOUTHWEST SPEAKS. The Company has a 25% working interest in this Lower Wilcox project which is also located in Lavaca County, Texas. The Lower Wilcox sands are a series of deltaic sands trapped on a growth faulted structure formed during the Wilcox time. This setting yields multiple zones with high per well reserves and excellent flow rates. During 1996, the Company drilled and completed the Pilgreen No. 1 well at a depth of 13,700 feet, with initial production of 5,000 Mcf per day at 7,000 pounds flowing tubing pressure. This well is believed to have additional productive zones behind pipe. During 1997, the Company plans to drill at least one well in this prospect and up to three additional wells, if the results of a planned seismic project are favorable.

     COTTON VALLEY REEF TREND. The Company has a 15% working interest in 26,000 acres in the Cotton Valley Reef trend in Leon and Freestone Counties of East Texas, an area that has attracted many of the largest independent producers.
The targets are pinnacle reef build-ups at depths ranging from 13,000 to 16,000 feet that formed on the shelf slope in a shallow water environment during the Jurassic age. These reefs display a dimout on the Cotton Valley seismic event and therefore are readily identifiable on high quality 3-D seismic data. They are typically between 300 and 600 feet thick and can extend across 40 to 80 acres. Discoveries in the region by other operators have resulted in initial production of up to 40 MMcf per day with single well reserves of as much as 80 Bcfe. The Company has identified 40 leads based on its 2-D seismic data. The Company plans to begin a 3-D seismic project of 50 square miles in this area during the first quarter of 1997 with initial drilling to begin by year-end, if the results of the seismic project are favorable.

     PITCHFORK RANCH. The Company has an option to explore on approximately 140,000 acres of the Pitchfork Ranch over the next three years. The Pitchfork Ranch is located in the Permian region in King and Dickens Counties, Texas. The Company will be the operator with at least a 77.5% working interest. Target zones are the Tannehill sand at a depth of 4,500 feet and the Strawn Lime at 5,500 feet. The Tannehill sands were deposited as northeast to southwest trending channel sands and extend over most of the acreage. Production is generally found within point bars on structural highs or in stratigraphic traps. Fields within this meandering channel system of the Tannehill can have potential reserves of up to 2 MMBbls, with the opportunity for numerous fields to exist on the ranch. The Company plans to complete a 30 square mile 3-D seismic project by mid-1997 with initial drilling to begin later in the year if the results of the seismic project are favorable.

     SON OF BEVO. The Company is the operator and holds a 35% working interest in this project in Lipscomb County of the Texas Panhandle. The prolific Upper Morrow, at a depth of 10,000 feet, was deposited in a meandering river channel environment with gas stratigraphically trapped in point bars. These point bars can be up to 50 feet thick and have very good rock properties that yield high flow rates. Using 3-D seismic, the Company has successfully completed the second of two wells drilled in this area at an initial flow rate of 5.3 MMcf per day. Seismic interpretations indicate at least six leads that have seismic signatures similar to those of the successful completion. The Company plans to commence the next well in the first quarter of 1997.

RESERVES

     The following table sets forth the estimated net quantities of the Company's proved and proved developed reserves as of December 31, 1994, 1995 and 1996, and the estimated future net revenues and Present Values attributable to total proved reserves at such dates.

     PROVED RESERVES (1)

                                                     AS OF DECEMBER 31,
                                           -------------------------------------
                                               1994         1995        1996 (2)
                                           ----------   ----------   -----------
     ESTIMATED PROVED RESERVES:
     Natural gas (Bcf)...................       574.0        753.9         849.2
     Oil (MMBbls)........................        19.3         20.4          23.5
     Total (Bcfe)........................       689.9        876.1         990.2

     Future net revenues (M$)............  $1,219,760   $1,531,501    $2,417,430
     Present Value (M$) (3)..............    $616,005     $737,512    $1,117,734

     ESTIMATED PROVED DEVELOPED RESERVES:
     Natural gas (Bcf)...................       433.3        630.6         709.7
     Oil (MMBbls)........................        13.1         14.8          17.9
     Total (Bcfe)........................       511.8        719.6         817.1

     YEAR-END PRICES USED IN ESTIMATING
       FUTURE NET REVENUES:
     Natural gas (per Mcf)...............       $2.61        $2.60         $3.55
     Oil (per Bbl).......................      $16.08       $17.80        $24.66

     -------------------
     (1) - The year-end prices used to estimate future net revenues include the effects of the Company's Fixed-Price Contracts which have escalating fixed prices. Estimated proved reserve quantities have been determined without regard to such contracts.

     (2) - Includes 34 Bcfe of proved reserves (of which 24 Bcfe were proved developed) attributable to the Company's Levelland properties which were sold in January 1997 (the "Levelland Sale"). Future net revenues and the Present Value attributable to the Levelland properties were $68.5 million and $35.9 million, respectively, at December 31, 1996.

     (3) - Increases in the Present Value for 1996 were due, in part, to a significant increase in December 1996 natural gas and crude oil prices. Holding the reserve quantities set forth in the December 31, 1996 reserve study (shown above) constant, the impact of using average 1996 natural gas and oil prices of $2.63 per Mcf and $21.18 per Bbl and would have been to lower the Present Value to $834 million.

     No estimates of the Company's proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

     The Company's estimated proved reserves as of December 31, 1996 are based upon studies prepared by the Company's staff of engineers and reviewed by Ryder Scott Company, independent petroleum engineers. Estimated recoverable proved reserves have been determined without regard to any economic benefit that may be derived from the Company's Fixed-Price Contracts. Such calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission guidelines. The estimated future net revenues and Present Value, as adjusted for Fixed-Price Contracts, were based on the engineers' production volume estimates with price adjustments based on the terms of the Company's Fixed-Price Contracts as of December 31, 1996. The amounts shown do not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

     The Company estimates that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $11 million and $15 million, respectively.

     The prices used in calculating the estimated future net revenues attributable to proved reserves are determined using the Company's Fixed-Price Contracts for the corresponding volumes and production periods adjusted for estimated location and quality differentials. These prices are on average less than spot market prices at December 31, 1996. If such Fixed-Price Contracts were not in effect and the Company used December 31, 1996 wellhead prices, the estimated future net revenues attributable to proved reserves and the Present Value thereof would be $2.6 billion and $1.3 billion, respectively.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     For further information on reserves, future net revenues and the standardized measure of discounted future net cash flows, see "Note 12 -- Supplemental Information -- Oil and Gas Reserves" in the Consolidated Financial Statements of the Company appearing elsewhere herein.

COSTS INCURRED AND DRILLING RESULTS

     The following table sets forth certain information regarding the costs incurred by the Company in its acquisition, exploration and development activities during the periods indicated.

     COSTS INCURRED

                                             YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                           1994        1995        1996
                                         --------    --------    --------
                                                  (IN THOUSANDS)
     Property acquisition costs:
     Proved...........................   $ 36,575    $118,652    $ 36,125
     Unproved.........................      4,953       1,717       6,934
                                         --------    --------    --------
                                           41,528     120,369      43,059
     Exploration costs................         --         391      10,610
     Development costs................     67,764      64,498      80,553
                                         --------    --------    --------
     Total............................   $109,292    $185,258    $134,222
                                         --------    --------    --------
                                         --------    --------    --------

     The Company drilled or participated in the drilling of wells as set out in the table below for the periods indicated.

     WELLS DRILLED

                                        YEARS ENDED DECEMBER 31,
                              --------------------------------------------
                                  1994           1995             1996
                              ------------    ------------    ------------
                              GROSS    NET    GROSS    NET    GROSS    NET
                              -----    ---    -----    ---    -----    ---
     Development wells:
     Gas....................   144     131     134     115     179     130
     Oil....................    27       6     114      28      92      19
     Dry....................     4       2      14       5       9       5
                               ---     ---     ---     ---     ---     ---
     Total..................   175     139     262     148     280     154
                               ---     ---     ---     ---     ---     ---
                               ---     ---     ---     ---     ---     ---
     Exploratory wells:
     Gas....................    --      --       3       1      18       6
     Oil....................    --      --      --      --      --      --
     Dry....................    --      --      --      --       7       2
                               ---     ---     ---     ---     ---     ---
     Total..................    --      --       3       1      25       8
                               ---     ---     ---     ---     ---     ---
                               ---     ---     ---     ---     ---     ---

     As of December 31, 1996, the Company was involved in the drilling, testing or completing of 8 gross (4 net) development wells.

ACREAGE

    The following table sets forth the Company's developed and undeveloped oil and gas lease acreage as of December 31, 1996. Excluded is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

     ACREAGE
                                          DEVELOPED          UNDEVELOPED
                                      -----------------   -----------------
                                       GROSS      NET      GROSS      NET
                                      -------   -------   -------   -------
    Sonora area....................   214,656   175,494   120,080    87,900
    Mid-Continent region...........   539,448   216,176    47,390    30,750
    Permian region.................   141,801    41,451   193,572   161,421
    Gulf Coast region..............    53,214    19,560    89,437    23,700
                                      -------   -------   -------   -------
    Total..........................   949,119   452,681   450,479   303,771
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------

PRODUCTIVE WELL SUMMARY

     The following table sets forth the Company's ownership in productive wells at December 31, 1996. Gross oil and gas wells include 138 wells with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

     PRODUCTIVE WELLS

                                           PRODUCTIVE WELLS (1)
                                           --------------------
                                             GROSS       NET
                                             -----      -----

     Gas..................................   3,486      2,248
     Oil..................................   3,826        485
                                             -----      -----
     Total................................   7,312      2,733
                                             -----      -----
                                             -----      -----

     -------------------
     (1) - Includes 837 gross (95 net) wells in the Company's Levelland properties which were sold in January 1997.

TITLE TO PROPERTIES

     The Company believes that it has satisfactory title to its properties in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of its properties. The Company performs extensive title review in connection with acquisitions of proved reserves and has obtained title opinions on substantially all of its material producing properties. As is customary in the oil and gas industry, only a perfunctory title examination is performed in connection with acquisition of leases covering undeveloped properties. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations.

     The Company's oil and gas properties are subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry. Except as otherwise indicated, all information presented herein is presented net of such interests. The Company's properties are also subject to liens for current taxes not yet due and other encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business. Approximately 30 Bcfe of the Company's oil and gas properties are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under such contract.

ITEM 3 -- LEGAL PROCEEDINGS

     On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The judgment amount was in addition to a $1.3 million deposit previously paid by Midcon to the Company. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 24, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid. The Company considers the allegations of Midcon to be without merit and will vigorously defend against this action.

     The Company is not a defendant in any additional pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1996, no matters were submitted by the Company to a vote of its security holders.

                                   PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "LD". As of February 12, 1997, the Company estimates that there were approximately 1,000 beneficial owners of its Common Stock. The high and low sales prices for the Company's Common Stock during each quarter in the years ended December 31, 1995 and 1996, were as follows:

     COMMON STOCK MARKET PRICES

                                      1995                 1996
                                 ----------------    ----------------
                                  HIGH      LOW       HIGH       LOW
                                 ------    ------    ------    ------
     QUARTER:
     First....................   $14.38    $11.25    $15.13    $10.38
     Second...................    16.50     13.88     15.13     10.75
     Third....................    15.00     12.00     15.75     13.25
     Fourth...................    15.63     13.13     18.00     15.00


     The Company has paid no dividends, cash or otherwise, subsequent to the date of the initial public offering of the Common Stock in November 1993. Certain provisions of the Company's bank credit facility and the indenture agreement for the Company's 9-1/4% Senior Subordinated Notes due 2004 restrict the Company's ability to declare or pay cash dividends unless certain financial ratios are maintained. Although it is not currently anticipated that any cash dividends will be paid on the Common Stock in the foreseeable future, the Board of Directors will review the Company's dividend policy from time to time. In determining whether to declare dividends and the amount of dividends to be declared, the Board will consider relevant factors, including the Company's earnings, its capital needs and its general financial condition.

ITEM 6 -- SELECTED FINANCIAL DATA

    The selected financial data presented below as of December 31, 1995 and 1996, and for each of the three years ended December 31, 1994, 1995 and 1996, has been derived from, and is qualified by reference to, the Company's audited Consolidated Financial Statements, including the notes thereto, attached as pages F-1 to F-25. The selected financial data as of December 31, 1992, 1993 and 1994, and for the years ended December 31, 1992 and 1993, has been derived from audited consolidated financial statements previously filed with the Securities and Exchange Commission but not contained or incorporated herein.
The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                   1992        1993        1994        1995        1996
                                                 --------    --------    --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Oil and gas sales.............................   $ 59,821    $ 92,912    $138,584    $163,366    $185,558
Other income (loss)...........................        630       2,269       1,953        (418)      3,947
                                                 --------    --------    --------    --------    --------
   Total revenues.............................     60,451      95,181     140,537     162,948     189,505
                                                 --------    --------    --------    --------    --------
Operating costs...............................     16,217      26,715      33,713      35,352      44,615
General and administrative....................      6,448      11,822      15,309      16,631      16,325
Exploration costs.............................         --          --          --          --       4,965
Depreciation, depletion and amortization......     25,148      38,649      53,321      57,796      65,278
Impairment of oil and gas properties (1)......         --          --       5,300      15,694          --
Interest......................................      9,939      14,364      16,856      21,736      26,822
                                                 --------    --------    --------    --------    --------
   Total expenses.............................     57,752      91,550     124,499     147,209     158,005
                                                 --------    --------    --------    --------    --------
Income before income taxes....................      2,699       3,631      16,038      15,739      31,500
Income taxes..................................        820       1,371       5,292       4,722      10,398
                                                 --------    --------    --------    --------    --------
Net income....................................   $  1,879    $  2,260    $ 10,746    $ 11,017    $ 21,102
                                                 --------    --------    --------    --------    --------
                                                 --------    --------    --------    --------    --------
Net income per share..........................   $    .09    $    .11    $    .39    $    .40    $    .76
Weighted average common shares outstanding....     20,000      21,042      27,800      27,800      27,800

STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities
  before working capital changes..............   $ 29,788    $ 44,607    $ 76,139    $ 89,102    $100,981
Net cash provided by operating activities.....     22,272      52,666      80,894      89,515     101,761
Net cash used in investing activities.........    126,666     180,038     102,969     171,540     150,857
Net cash provided by financing activities.....     98,450     138,559      13,701      80,629      55,261
EBITDA (2)....................................     40,096      59,228      94,844     111,809     128,880

                                                                    AS OF DECEMBER 31,
                                                 --------------------------------------------------------
                                                   1992        1993        1994        1995        1996
                                                 --------    --------    --------    --------    --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Oil and gas properties, net...................   $260,451    $432,842    $483,214    $584,900    $652,257
Total assets..................................    290,354     481,488     528,261     634,937     733,613
Long-term debt, including current portion.....    191,631     203,955     215,010     314,760     343,907
Stockholders' equity..........................     74,166     213,818     224,564     242,581     263,693

-------------------
(1) - The impairment for 1994 was recorded in connection with the sale of approximately one-half of the Company's ownership in an offshore property. The 1995 impairment was recorded in connection with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal Year 1995 Compared to Fiscal Year 1994 -- Impairment of Oil and Gas Properties."
(2) - EBITDA is earnings (excluding gains and losses on sales and retirements of assets, exploration costs and non-cash charges) before interest, income taxes, and depreciation, depletion and amortization. EBITDA should not be considered an alternative to net income as an indicator of Company operating performance or an alternative to cash flows as a measure of liquidity.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    GENERAL. Since its acquisition by S.A. Louis Dreyfus et Cie in 1990, the Company's oil and gas reserves and production have grown significantly as the result of a number of proved reserve acquisitions and its active drilling program. The Company's business strategy is to generate strong and consistent growth in reserves, production, earnings and cash flow through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties.

    Over the three-year period ended December 31, 1996, the Company acquired an aggregate 322 Bcfe for a total consideration of $191.4 million, or $.59 per Mcfe. The Company intends to continue its strategy of acquiring producing properties with significant development potential in its core regions.

    The Company has maintained an active drilling program over the three-year period ended December 31, 1996. The Company drilled 745 gross wells (450 net wells), with an overall drilling success rate of 96%, adding 251 Bcfe of reserves (including revisions of previous estimates) to its proved reserve base. The year ended December 31, 1996 marked the third consecutive year that the Company had replaced its production by both its acquisition and drilling programs. Total finding costs (total costs incurred to acquire, explore and develop oil and gas properties divided by the increase in proved reserves through acquisitions of proved properties, extensions and discoveries, and revisions of previous estimates) over this three-year period averaged $.75 per Mcfe.

    Recently, the Company has increasingly emphasized exploratory drilling as an integral component of its operating strategy. During 1996, the Company invested $15 million in connection with exploration prospects, including drilling, seismic data collection and leasehold acquisition activities. The Company has allocated $25 million, or 25%, of its current capital budget for exploratory activities in 1997.

    From 1990 through 1993, the Company's portfolio of Fixed-Price Contracts hedged substantially all of its natural gas production. During that period, the Company entered into several Fixed-Price Contracts which contained attractive fixed natural gas prices relative to the acquisition cost of proved reserves. Over the past few years, competition in Fixed-Price Contracts has increased and the opportunities for attractive Fixed-Price Contracts have diminished, and spot prices for natural gas have become significantly higher than nearby forward market prices. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to Management's reluctance to sell into a forward market where prices trend down or are essentially flat over the next several years. Management believes that the current relationship between cash flow protection and exposure to oil and gas prices is an appropriate balance for the Company. However, the Company may decide to hedge a greater or smaller share of production in the future, depending upon market conditions, capital investment considerations and other factors. See "-- Fixed-Price Contracts".

    SELECTED OPERATING DATA. The following table provides certain data relating to the Company's operations.

    SELECTED OPERATING DATA

                                                            YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  1992      1993      1994       1995       1996
                                                -------   -------   --------   --------   --------
OIL AND GAS SALES: (M$)
Wellhead oil sales...........................   $20,321   $34,542   $ 29,207   $ 28,973   $ 39,372
Effect of Fixed-Price Contracts (1)..........        --     1,516      5,064      1,077     (3,198)
                                                -------   -------   --------   --------   --------
Total oil sales..............................   $20,321   $36,058   $ 34,271   $ 30,050   $ 36,174
                                                -------   -------   --------   --------   --------
                                                -------   -------   --------   --------   --------
Wellhead natural gas sales:
  Sales under Sonora Gas Contract (2)........   $    --   $ 4,108   $ 39,408   $ 49,500   $     --
  Other sales................................    37,878    56,803     55,945     60,573    148,244
                                                -------   -------   --------   --------   --------
  Total......................................    37,878    60,911     95,353    110,073    148,244
Effect of Fixed-Price Contracts (1)..........     1,622    (4,057)     8,960     23,243      1,140
                                                -------   -------   --------   --------   --------
Total natural gas sales......................   $39,500   $56,854   $104,313   $133,316   $149,384
                                                -------   -------   --------   --------   --------
                                                -------   -------   --------   --------   --------
PRODUCTION:
Oil production (MBbls).......................     1,082     2,106      1,873      1,695      1,849
Natural gas production (MMcf):
  Sold under Sonora Gas Contract (2).........        --     1,076     10,247     12,692         --
  Other production...........................    22,158    29,464     32,835     38,572     63,910
                                                -------   -------   --------   --------   --------
  Total......................................    22,158    30,540     43,082     51,264     63,910
                                                -------   -------   --------   --------   --------
                                                -------   -------   --------   --------   --------
Net equivalent production (MMcfe)............    28,650    43,179     54,321     61,434     75,004

Oil production hedged by Fixed-Price
 Contracts (MBbls)...........................        --       650      1,698      1,464      1,241
Gas production hedged by Fixed-Price
 Contracts (BBtu)............................    22,158    28,775     32,308     31,579     32,508

AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price.............................   $ 18.78   $ 16.40   $  15.59   $  17.09   $  21.29
  Effect of Fixed-Price Contracts (1)........        --       .72       2.71        .64      (1.73)
                                                -------   -------   --------   --------   --------
  Total......................................   $ 18.78   $ 17.12   $  18.30   $  17.73   $  19.56
                                                -------   -------   --------   --------   --------
                                                -------   -------   --------   --------   --------
  Average fixed price received under
   Fixed-Price Contracts.....................   $    --   $ 19.89   $  20.15   $  19.12   $  19.53
  Net effective cash realization (3).........        --        94%        92%        93%        96%
Natural gas price (per Mcf):
  Sales under Sonora Gas Contract (2)........   $    --   $  3.82   $   3.85   $   3.90   $     --
  Other wellhead sales.......................      1.71      1.93       1.70       1.57       2.32
                                                -------   -------   --------   --------   --------
  Average price..............................      1.71      1.99       2.21       2.15       2.32
  Effect of Fixed-Price Contracts (1)........       .07      (.13)       .21        .45        .02
                                                -------   -------   --------   --------   --------
  Total......................................   $  1.78   $  1.86   $   2.42   $   2.60   $   2.34
                                                -------   -------   --------   --------   --------
                                                -------   -------   --------   --------   --------
  Average fixed price received under
   Fixed-Price Contracts.....................   $  2.00   $  2.17   $   2.31   $   2.40   $   2.43
  Net effective cash realization (3).........        94%       87%        89%        97%        97%
Natural gas equivalent price (per Mcfe)......   $  2.09   $  2.15   $   2.55   $   2.66   $   2.47

EXPENSES AND COSTS INCURRED: (per Mcfe)
Lease operating expenses.....................   $   .45   $   .50   $    .51   $    .47   $    .47
Production taxes.............................       .12       .12        .11        .11        .12
General and administrative...................       .23       .27        .28        .27        .22
Depreciation, depletion and amortization -
 oil and gas properties (4)..................       .85       .85        .92        .88        .82
Finding cost (5).............................       .67       .71        .92        .70        .71

_____________

(1) - Effects of Fixed-Price Contracts represent the hedging results from the Company's Fixed-Price Contracts. See "-- Fixed-Price Contracts."
(2) - The Sonora Gas Contract is a wellhead take or pay gas contract which expired December 1995. See "-- Sonora Gas Contract."
(3) - Represents the net effective cash price realized for the Company's hedged production as a percentage of the fixed prices in the Company's Fixed-Price Contracts. Natural gas results for 1996 do not include the effects of a $4.3 million basis loss. See "-- Fixed-Price Contracts -- Market Risk."
(4) - Does not include impairment losses of $5.3 million and $15.7 million recorded for the years ended December 31, 1994 and 1995, respectively. See "-- Results of Operations -- Fiscal Year 1995 Compared to Fiscal Year 1994."

(5) - Total costs incurred to acquire, explore and develop oil and gas properties divided by the increase in proved reserves through acquisitions of proved properties, extensions and discoveries, and revisions of previous estimates.

    The following table presents certain information regarding the Company's proved oil and gas reserves.

OIL AND GAS RESERVES DATA

                                                                AS OF DECEMBER 31,
                                            ------------------------------------------------------------
                                              1992        1993         1994         1995         1996
                                            --------   ----------   ----------   ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ESTIMATED NET PROVED RESERVES (1)
Natural gas (MMcf)........................   272,691      502,018      574,025      753,919       849,199
Oil (MBbls)...............................    17,305       20,867       19,317       20,360        23,497
Total (MMcfe).............................   376,521      627,222      689,924      876,076       990,179

Reserve replacement ratio (2).............       676%         714%         219%         430%          254%
Reserve life (in years) (3)...............      13.1         14.5         12.7         14.3          13.2

Estimated future net revenues including
 Fixed-Price Contracts (1) (4)............  $757,650   $1,167,940   $1,219,760   $1,531,501   $2,417,430
Present Value including Fixed-Price
 Contracts (1) (4)........................   395,238      588,986      616,005      737,512    1,117,734
Present Value excluding Fixed-Price
 Contracts (1) (4)........................   294,441      455,362      358,766      524,354    1,303,709

_____________

(1) - Includes for 1996, data relating to the Company's Levelland properties consisting of 34 Bcfe of proved reserves which were sold in January 1997 for $27.1 million. Future net revenues and the Present Value attributable to the Levelland properties were $68.5 million and $35.9 million, respectively, at December 31, 1996.
(2) - The reserve replacement ratio is a percentage determined by dividing the estimated proved reserves added during a year from exploration and development activities, acquisitions of proved reserves and revisions of previous estimates by the oil and gas volumes produced during that year.
(3) - The reserve life is calculated by dividing estimated net proved reserves as of the date of determination by production for the preceding twelve months.
(4) - Estimated future net revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. See "Business and Properties -- Reserves."

RESULTS OF OPERATIONS -- FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. For the year ended December 31, 1996, the Company reported net income of $21.1 million, or $.76 per share, on total revenue of $189.5 million. This compares with net income of $11.0 million, or $.40 per share, on total revenue of $162.9 million for the year ended December 31, 1995. Cash flows from operating activities (before working capital changes) for 1996 also reflected significant improvement, increasing 13% to $101.0 million from the $89.1 million reported for 1995. The improvement in earnings and cash flows was achieved primarily through growth in oil and gas production. In addition, earnings for the year ended December 31, 1995 were reduced by a $15.7 million pre-tax impairment recorded in connection with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). These items are discussed in greater detail below. Cash flows provided by operating activities, inclusive of the net change in working capital, increased to $101.8 million in 1996 compared to $89.5 million for 1995, also due principally to the 1996 increase in production.

    PRODUCTION. The Company experienced significant growth in total production for the year ended December 31, 1996 in relation to 1995. On a natural gas equivalent basis, the Company produced 75.0 Bcfe, an increase of 22% compared to
61.4 Bcfe produced during 1995. Natural gas production for 1996 was 63.9 Bcf, a 25% increase over the 51.3 Bcf produced in 1995. Oil production in 1996 increased 9% to 1.8 MMBbls compared to 1.7 MMBbls produced in 1995. These increases are attributable to the results of the Company's exploration and development drilling activities and to acquisitions of proved reserves.

    OIL AND GAS PRICES. On a natural gas equivalent basis, the Company realized an average price of $2.47 for 1996, a 7% decrease from the $2.66 received in 1995. The Company's 1996 gas production yielded an average price of $2.34 per Mcf, a 10% decrease compared to 1995's average price of $2.60 per Mcf. This decrease is primarily attributable to the expiration in December 1995 of a contract which paid $3.90 per Mcf for approximately 25% of the Company's total gas production in 1995. See "-- Sonora Gas Contract." The impact of Fixed-Price Contracts in effect for the years ended December 31, 1996 and 1995 was to increase the average gas price by $.02 per Mcf and $.45 per Mcf, respectively. The average oil price received during 1996 improved 10% to $19.56 per Bbl compared to $17.73 per Bbl for 1995. Fixed-Price Contracts decreased the average oil price in 1996 by $1.73 per Bbl and increased the average oil price in 1995 by $.64 per Bbl.

    The net effect of higher gas production and lower gas prices for 1996 was to increase gas sales by 12% to $149.4 million in relation to $133.3 million reported for 1995. The effect of higher oil prices and higher oil production was to increase oil sales for 1996 to $36.2 million, a 20% increase from 1995. The aggregate impact of the Fixed-Price Contracts hedging the Company's oil and gas production was to decrease oil and gas revenue by $2.1 million in 1996 and to increase oil and gas revenue by $24.3 million in 1995. See "-- Fixed-Price Contracts."

    OTHER INCOME (LOSS). The Company realized other income for 1996 of $3.9 million compared to a net loss of $.4 million for 1995. Other income (loss) for 1996 and 1995 included $1.7 million and $1.3 million, respectively, of proceeds received pursuant to the settlement of a legal claim. The net loss for 1995 was primarily the result of a $4.3 million basis loss recorded in the fourth quarter of 1995. See "-- Fixed-Price Contracts -- Market Risk."

    OPERATING COSTS. Operating costs, which include lease operating expenses and production taxes, increased to $44.6 million for 1996 compared to $35.4 million for 1995. This increase is principally attributable to producing properties acquired and wells drilled during the periods presented and to higher production taxes associated with the 1996 increase in oil and gas revenue. On a natural gas equivalent unit of production basis, lease operating expenses were $.47 per Mcfe for both 1996 and 1995.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense ("G&A") for 1996 was $16.3 million compared to $16.6 million for 1995. This decrease is primarily attributable to an increase in overhead and cost recoveries from third parties which exceeded increases in personnel and related costs. G&A per natural gas equivalent unit of production was $.22 per Mcfe for 1996 compared to $.27 per Mcfe for 1995. This improvement is attributable to a significant increase in production for 1996 which did not entail a proportionate increase in personnel and related costs.

    EXPLORATION COSTS. Exploration costs, comprised of exploratory geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $5.0 million for the year ended December 31, 1996. This amount includes $2.5 million of seismic acquisition costs incurred during 1996. No exploratory dry holes were drilled and no exploratory geological and geophysical costs were incurred during 1995.

    DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense ("DD&A") for the year ended December 31, 1996 was $65.3 million compared to $57.8 million for 1995. This increase is mainly due to higher production levels for 1996 compared to 1995. The oil and gas DD&A rate per equivalent unit of production was $.82 per Mcfe for 1996 compared to $.88 per Mcfe in 1995. The improved DD&A rate for 1996 was principally due to favorable reserve finding cost results for the periods presented and to an impairment charge taken in the fourth quarter of 1995 upon the adoption of SFAS 121. See "-- Impairment of Oil and Gas Properties" below.

    IMPAIRMENT OF OIL AND GAS PROPERTIES. In the fourth quarter of 1995, the Company adopted the provisions of SFAS 121, pursuant to which the Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment. The implementation of SFAS 121 resulted in a pre-tax impairment charge of $15.7 million for the year ended December 31, 1995, affecting approximately 5% of the Company's 327 fields. No impairment was incurred for the year ended December 31, 1996.

    INTEREST EXPENSE. Interest expense for 1996 was $26.8 million compared to $21.7 million for 1995. This increase is primarily attributable to higher average long-term debt balances outstanding during 1996. The net impact of interest rate swaps in effect during the years ended December 31, 1996 and 1995 was to increase interest expense by $.9 million in 1996 and to decrease interest expense by $.3 million in 1995. See "-- Capital Resources and Liquidity."

    INCOME TAXES. For 1996, the Company recorded a tax provision of $10.4 million on pre-tax income of $31.5 million, an effective rate of 33%. This compares to a provision of $4.7 million, or 30% on pre-tax income of $15.7 million for 1995. The effective rate for both years was lower than the statutory rate primarily due to the availability of Section 29 credits.

RESULTS OF OPERATIONS -- FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. For the year ended December 31, 1995, the Company reported net income of $11.0 million, or $.40 per share, on total revenue of $162.9 million. This compares with net income of $10.7 million, or $.39 per share, on total revenue of $140.5 million in 1994. This improvement in earnings was achieved despite a $15.7 million pre-tax charge recorded in the fourth quarter upon the adoption of SFAS 121. Cash flows from operating activities (before working capital changes) for the year ended December 31, 1995 reflected significant improvement, increasing 17% to $89.1 million from the $76.1 million reported for 1994. The improvements in earnings and cash flows were primarily the result of a significant increase in gas production and higher prices provided by the Company's Fixed-Price Contracts. These items are discussed in greater detail below. Cash flows provided by operating activities, inclusive of the net change in working capital, increased to $89.5 million for 1995 compared to $80.9 million in 1994, principally for the reasons discussed above.

    PRODUCTION. The Company experienced growth in total oil and gas production for the year ended December 31, 1995 in relation to 1994. On a natural gas equivalent basis, the Company produced 61.4 Bcfe for 1995 compared to 54.3 Bcfe for 1994, an increase of 13%. Natural gas production for 1995 was 51.3 Bcf, a 19% increase over the 43.1 Bcf produced in 1994. This significant increase was primarily the result of proved reserve acquisitions made during 1995, the largest of which was the July 1995 acquisition of oil and gas properties in the Sonora field for $86.6 million, and the Company's drilling program. Oil production for 1995 declined 10% to 1.7 MMBbls of oil compared to 1.9 MMBbls produced in 1994.

    OIL AND GAS PRICES. On a natural gas equivalent basis, the Company realized an average price of $2.66 per Mcfe during 1995, an increase of 4% compared to $2.55 per Mcfe for 1994. The Company's 1995 gas production yielded an average price of $2.60 per Mcf, a 7% increase over the average price of $2.42 per Mcf for 1994. The Company's average gas price for 1995 was enhanced $.45 per Mcf as a result of the Company's Fixed-Price Contracts. The average gas price for 1994 was enhanced $.21 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price for 1995 decreased 3% to $17.73 per Bbl in relation to $18.30 per Bbl received in 1994. The average oil price for 1995 was enhanced $.64 per Bbl as a result of Fixed-Price Contracts in effect during the year. For 1994, the effect of Fixed-Price Contracts was to increase the average oil price by $2.71 per Bbl.

    The effect of higher gas production and higher gas prices in 1995 was to increase gas sales by 28% to $133.3 million compared to $104.3 million for 1994. The effect of lower oil production and lower oil prices in 1995 was to decrease oil sales by 12% to $30.1 million compared to $34.3 million for 1994. The aggregate impact of the Fixed-Priced Contracts hedging the Company's oil and gas production was to increase oil and gas revenues by $24.3 million and $14.0 million for the years ended December 31, 1995 and 1994, respectively.

    OTHER INCOME (LOSS). Other income (loss) for 1995 reflected a net loss of $.4 million compared to income of $2.0 million reported for 1994. The major components of the 1995 amount include a $4.3 million basis loss, a $1.3 million gain resulting from the settlement of a legal claim and $1.1 million of well services income. The 1994 amount was primarily comprised of well services income. See "-- Fixed-Price Contracts -- Market Risk."

    OPERATING COSTS. Operating costs, which include lease operating expenses and production taxes, increased to $35.4 million for 1995, compared to $33.7 million for 1994. This increase is principally due to the operating costs of the Sonora oil and gas properties acquired in July 1995. On a natural gas equivalent unit of production basis, lease operating expenses for 1995 were $.47 per Mcfe compared to $.51 per Mcfe in 1994. This improvement is attributable to operational efficiencies achieved in certain of the Company's major operating areas, a reduction in remedial work performed on properties acquired in prior periods and a reduction in lease operating expenses associated with the West Delta 152 working interest sold in January 1995.

    GENERAL AND ADMINISTRATIVE EXPENSE. G&A for 1995 was $16.6 million compared to $15.3 million for 1994. This increase is principally the result of an increase in personnel to accommodate the growth experienced by the Company. On a natural gas equivalent unit of production basis, G&A costs were $.27 per Mcfe for 1995 compared to $.28 per Mcfe for 1994. This favorable change is primarily attributable to production from the July 1995 acquisition of Sonora oil and gas properties which did not require a proportionate increase in G&A.

    DEPRECIATION, DEPLETION AND AMORTIZATION. DD&A for the year ended December 31, 1995 was $57.8 million compared to $53.3 million for 1994. This increase is attributable to the 1995 increase in production discussed previously. On a natural gas equivalent unit of production basis, the 1995 oil and gas DD&A rate was $.88 per Mcfe compared to $.92 per Mcfe for 1994. This improvement in 1995 was primarily the result of proved reserves acquired during the year at a lower cost per Mcfe.

    IMPAIRMENT OF OIL AND GAS PROPERTIES. In the fourth quarter of 1995, the Company adopted the provisions of SFAS 121, pursuant to which the Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment. The implementation of SFAS 121 resulted in a pre-tax impairment charge of $15.7 million for the year ended December 31, 1995, affecting approximately 5% of the Company's 327 fields.

    In January 1995, the Company completed the sale of approximately 50% of its ownership in West Delta 152, a Company-operated offshore property, to an unrelated third party for a sale price of $12 million. The buyer assumed operations in February 1995. For the year ended December 31, 1994, in connection with an earlier sale transaction involving West Delta 152 which was not ultimately consummated, the Company recorded a $5.3 million impairment charge. Such charge approximated the book loss incurred upon the ultimate sale of the property interest.

    INTEREST EXPENSE. Interest expense for 1995 was $21.7 million compared to $16.9 million for 1994. This increase is principally attributable to higher average outstanding indebtedness incurred in conjunction with 1995 acquisitions. The net impact of interest rate swaps in effect during the years ended December 31, 1995 and 1994 was to decrease interest expense by $.3 million in 1995 and to increase interest expense by $1.7 million in 1994.

    INCOME TAXES. For 1995, the Company recorded a tax provision of $4.7 million on pre-tax income of $15.7 million, an effective rate of 30%. This compares to a provision of $5.3 million on pre-tax income of $16.0 million for 1994, an effective rate of 33%. In the fourth quarter of 1995, the Company recorded a $7.0 million capital contribution and a corresponding reduction in deferred taxes payable in connection with the utilization of certain tax attributes in its federal income tax return which were generated prior to the initial public offering. Because these attributes were not deducted in the consolidated federal income tax return of S.A. Louis Dreyfus et Cie, they became available to the Company.

CAPITAL RESOURCES AND LIQUIDITY

    GENERAL. During the three-year period ended December 31, 1996, the Company funded its activities primarily through cash provided by operating activities, proceeds from the issuance of the 9-1/4% Senior Subordinated Notes due 2004 and bank borrowings. The following table shows the amounts provided by the more significant sources of cash and the net cash used in investing activities during this period.


    CAPITAL RESOURCES

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1994       1995       1996
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
SOURCES OF FUNDS
Net cash provided by operating activities
 before working capital changes.................  $ 76,139   $ 89,102   $100,981
Effects of working capital changes..............     4,755        413        780
Net proceeds from issuance of subordinated debt.    96,317         --         --
Net bank borrowings (repayments)................   (80,822)    99,603     29,000
Net repayments to S.A. Louis Dreyfus et Cie.....    (6,736)        --         --
Proceeds from issuance of Fixed-Price Contract..    22,028         --         --
Proceeds from modification or cancellation
 of Fixed-Price Contracts.......................        --         --     26,226
                                                  --------   --------   --------
                                                  $111,681   $189,118   $156,987
                                                  --------   --------   --------
                                                  --------   --------   --------
CASH USED IN INVESTING ACTIVITIES
Acquisition of proved reserves..................  $ 31,079   $118,652   $ 36,125
Exploration and development drilling............    67,764     64,889     88,680
Undeveloped acreage and seismic.................     4,953      1,717      9,418
Other property and asset additions, net of
 sales and other................................      (827)   (13,718)    16,634
                                                  --------   --------   --------
                                                  $102,969   $171,540   $150,857
                                                  --------   --------   --------
                                                  --------   --------   --------

    The Company's income (excluding gains and losses on sales and retirements of assets, exploration costs and non-cash charges) before deduction for interest, income taxes, and DD&A ("EBITDA") increased from $94.8 million in 1994 to $111.8 million in 1995 and $128.9 million in 1996. Increases in EBITDA have occurred primarily as a result of increases in the Company's oil and gas sales. EBITDA should not be considered an alternative to net income as an indicator the Company's operating performance or an alternative to cash flows as a measure of liquidity.

     CREDIT FACILITY. The Company has a revolving credit facility with a syndicate of banks, as most recently amended July 31, 1996 to reduce the pricing and extend the maturity (the "Credit Facility"), which provides up to $300 million in borrowings and letters of credit (the "Commitment"), with letters of credit limited to $75 million of such availability. The Commitment reduces at the rate of $18.75 million per quarter commencing October 31, 1999 through July 31, 2003. Borrowings and letters of credit under the Credit Facility are limited to the lesser of the Commitment or the Oil and Gas Reserves Loan Value. The Oil and Gas Reserves Loan Value is a borrowing base calculation determined by a periodic valuation of the Company's oil and gas reserves and Fixed-Price Contracts. The Oil and Gas Reserves Loan Value was most recently reset in December 1996 at $330 million. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "-- Fixed-Price Contracts -- Margining." As of December 31, 1996, the Company had $235.0 million of principal and $3.3 million of letters of credit outstanding under the Credit Facility.

     The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The agreement also provides for a competitive bid option for borrowings under the facility. The LIBOR interest rate margin and the commitment fee payable under the Credit Facility are subject to a sliding scale based on the relationship of outstanding indebtedness to the Present Value of the Company's oil and gas reserves and Fixed-Price Contracts. The LIBOR interest rate margin varies from .25% to .55% per annum. At December 31, 1996, the applicable interest rate was LIBOR plus
 .30%. The Credit Facility also requires the payment of a facility fee equal to .20% of the Commitment.

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

     The Company has entered into interest rate swaps to hedge the interest rate exposure associated with the Credit Facility. As of December 31, 1996, the Company had fixed the interest rate on average notional amounts of $153 million, $99 million and $33 million for the years ended December 31, 1997, 1998, and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.6% at December 31, 1996) and pays an average rate of 6.1% for 1997, 6.3% for 1998 and 6.5% for 1999. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. As of December 31, 1996, the effective interest rate for borrowings under the Credit Facility was 6.3%. In June 1996, the Company entered into an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap matures June 2004.

     For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized as interest expense over the original contract term. At December 31, 1995 and 1996, the amount of such deferrals was not material.

     A reconciliation of the notional amounts of the Company's interest rate swaps for each of the three years ended December 31, 1994, 1995 and 1996, is as follows:

 INTEREST RATE SWAPS - NOTIONAL AMOUNTS

                                               YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                              1994       1995       1996
                                            --------   --------   --------
                                                    (IN THOUSANDS)
Notional amount of fixed interest rate
 swaps, beginning of year................   $170,000   $ 86,000   $203,000
  Interest rate swaps added..............         --    155,000         --
  Interest rate swap settlements.........    (29,000)   (38,000)   (17,000)
  Interest rate swaps canceled...........    (55,000)        --         --
                                            --------   --------   --------
Notional amount of fixed interest rate
 swaps, end of year......................   $ 86,000   $203,000   $186,000
                                            --------   --------   --------
                                            --------   --------   --------
Notional amount of floating interest
 rate swaps, beginning of year...........   $     --   $     --   $     --
  Interest rate swap added...............         --         --     25,000
                                            --------   --------   --------
Notional amount of floating interest
 rate swaps, end of year.................   $     --   $     --   $ 25,000
                                            --------   --------   --------
                                            --------   --------   --------

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

     OTHER. The Company has certain other unsecured lines of credit available to it which aggregated $53 million as of December 31, 1996. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. As of December 31, 1996, the Company had $10 million of indebtedness and $17.9 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

     The Company believes that the borrowing capacity currently available and to be made available upon future Oil and Gas Reserves Loan Value redeterminations under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program budgeted for 1997 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "-- Commitments and Capital Expenditures" and "-- Fixed-Price Contracts -- Margining." At December 31, 1996, the Company had working capital of $4.3 million and a current ratio of 1.1 to 1. Total long-term debt outstanding at December 31, 1996 was $343.9 million. The Company's long-term debt as a percentage of its total capitalization was 57%. The amount of required principal payments for the next five years and thereafter as of December 31, 1996 are as follows: 1997 - $0; 1998 - $0; 1999 -$0; 2000 - $42.1 million; 2001 -$75.0 million; 2002 and thereafter - $227.9 million.

     In February 1997, the Company and S.A. Louis Dreyfus et Cie announced a proposed combined primary and secondary offering of 5,500,000 shares of Common Stock, 2,750,000 shares to be issued by each company. If the offering is consummated, the Company intends to initially use its share of the net offering proceeds to reduce outstanding indebtedness under the Credit Facility and, subsequently, to fund acquisition, exploration and development opportunities not considered in the Company's current 1997 capital budget, and for other corporate purposes.

COMMITMENTS AND CAPITAL EXPENDITURES

     The Company's primary business strategy has been to increase production and reserves through exploration and development drilling activities and through the acquisition of proved oil and gas properties. For the year ended December 31, 1996, the Company expended $134.2 million in connection with this strategy, funded principally through internally generated cash flows and bank borrowings. The most significant 1996 acquisition occurred in April with the purchase of certain producing oil and gas properties located primarily in Oklahoma for a total consideration of $32.3 million. The acquired oil and gas properties consisted of 60 Bcfe of proved reserves. Additionally, the Company made numerous other acquisitions of proved oil and gas reserves during 1996 which aggregated 16 Bcfe for a combined purchase price of $3.8 million. The results of operations relating to these acquisitions have been included in the Company's financial results for the periods subsequent to the closing of each transaction. In connection with its 1996 drilling program, the Company expended $98.1 million, drilling 305 gross (162 net) wells, including 25 gross (8 net) exploratory wells and 280 gross (154 net) development wells. The Company's drilling activities added 115 Bcfe to its proved reserve base (including revisions to previous estimates).

     In November 1996, the Company purchased a 75-mile pipeline located in the Sonora area for $15.2 million, including the associated compression facilities and transportation contracts.

     The Company's approved capital budget for 1997 provides for approximately $100 million in exploration and development drilling activities. Of these expenditures, $75 million is targeted for development activities and $25 million for exploration activities to be conducted in its core operating areas of the Gulf Coast, the Mid-Continent, Sonora and the Permian Basin. Actual levels of exploration and development expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. The Company continues to actively search for attractive proved reserve acquisitions, but is not able to predict the timing or amount of capital expenditure which may ultimately be employed in acquisitions during 1997.

     In January 1997, the Company completed the Levelland Sale to an unrelated third party. The Company received total sales proceeds of $27.1 million, subject to closing costs and adjustments. The sale resulted in an estimated pre-tax gain, after sales commission, of $8.5 million, to be recorded in the first quarter of 1997. The proceeds were applied to outstanding indebtedness under the Credit Facility.

     See "Fixed-Price Contracts" for a discussion of the Company's commitments under its Fixed-Price Contracts.

FIXED-PRICE CONTRACTS

     DESCRIPTION OF CONTRACTS. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. In 1994, Fixed-Price Contracts hedged 98% of the Company's gas production not otherwise subject to fixed prices and 91% of its oil production. In 1995, Fixed-Price Contracts hedged 84% of the Company's gas production and 86% of its oil production. For the year ended December 31, 1996, Fixed-Price Contracts hedged 51% of the Company's gas production and 67% of its oil production. As of December 31, 1996, Fixed-Price Contracts are in place to hedge 349 Bcf of the Company's estimated future production from proved gas reserves and 362 MBbls of its estimated 1997 oil production.

     For energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. Under energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of December 31, 1996.

     FIXED-PRICE CONTRACTS

                                               YEARS ENDING DECEMBER 31,                 BALANCE
                                   --------------------------------------------------    THROUGH
                                     1997      1998       1999       2000      2001        2017      TOTAL
                                   -------   --------   --------   --------   -------    --------   --------
NATURAL GAS SWAPS, OPTIONS
  AND FUTURES
SALES CONTRACTS
Contract volumes (BBtu)...........   6,068     13,825     15,825      9,830      7,475     29,832       82,855
Weighted-average fixed price
  per MMBtu (1)................... $  2.27   $   2.33   $   2.44   $   2.46   $   2.47   $   3.08   $     2.65
Future fixed-price sales (M$)..... $13,802   $ 32,243   $ 38,629   $ 24,164   $ 18,446   $ 92,005   $  219,289
Future net revenues (M$) (2)...... $   999   $  2,381   $  3,973   $  2,489   $  1,852   $ 22,866   $   34,560

PURCHASE CONTRACTS
Contract volumes (BBtu)...........  (2,425)    (9,125)   (10,950)        --         --         --      (22,500)
Weighted-average fixed price
  per MMBtu (1)................... $  2.05   $   2.09   $   2.18   $     --   $     --   $     --   $     2.13
Future fixed-price purchases (M$). $(4,973)  $(19,108)  $(23,880)  $     --   $     --   $     --   $  (47,961)
Future net revenues (M$) (2)...... $   399   $    602   $    100   $     --   $     --   $     --   $    1,101

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS
Contract volumes (BBtu)...........  33,111     36,060     28,204     26,749     27,300    134,096      285,520
Weighted-average fixed price
  per MMBtu (1)................... $  2.49   $   2.64   $   2.84   $   3.04   $   3.19   $   4.11   $     3.42
Future fixed-price sales (M$)..... $82,442   $ 95,130   $ 80,125   $ 81,403   $ 86,963   $551,455   $  977,518
Future net revenues (M$) (2)...... $ 8,902   $ 17,782   $ 18,748   $ 22,486   $ 26,568   $210,070   $  304,556

TOTAL NATURAL GAS
  CONTRACTS (3) (4)
Contract volumes (BBtu)...........  36,754     40,760     33,079     36,579     34,775    163,928      345,875
Weighted-average fixed price
  per MMBtu (1)................... $  2.48   $   2.66   $   2.87   $   2.89   $   3.03   $   3.93   $     3.32
Future fixed-price sales (M$)..... $91,271   $108,265   $ 94,874   $105,567   $105,409   $643,460   $1,148,846
Future net revenues (M$) (2)...... $10,300   $ 20,765   $ 22,821   $ 24,975   $ 28,420   $232,936   $  340,217

CRUDE OIL SWAPS AND FUTURES
Contract volumes (MBbls)..........     362        --          --         --         --         --          362
Weighted-average fixed price
  per Bbl (1)..................... $ 22.32   $    --    $     --   $     --   $     --   $     --   $    22.32
Future fixed-price sales (M$)..... $ 8,080   $    --    $     --   $     --   $     --   $     --   $    8,080
Future net revenues (M$) (2)...... $  (172)  $    --    $     --   $     --   $     --   $     --   $     (172)

-------------------
(1) - The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts. See "-- Market Risk."

(2) - Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1996, as adjusted for basis. Future net revenues change as market prices and basis fluctuate. See "-- Market Risk."

(3) - Does not include basis swaps with notional volumes by year, as follows:
      1997 - 21.0 TBtu; 1998 - 24.5 TBtu; 1999 - 19.0 TBtu; 2000 - 21.3 TBtu;
      2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.

(4) - Does not include 3.0 TBtu of natural gas hedged by fixed-price collars for January through September 1997 with a weighted-average floor price of $2.30 per MMBtu and a weighted-average ceiling price of $2.84 per MMBtu.

     The estimates of the future net revenues and present value of the Company's Fixed-Price Contracts contained herein are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. Such estimates do not necessarily represent the fair market value of the Company's Fixed-Price Contracts or the actual future net revenues that will be received. The forward market prices for natural gas and oil are highly volatile, are dependent upon supply and demand factors in such forward market and may not correspond to the actual market prices at the settlement dates of the Company's Fixed-Price Contracts. Such forward market prices are available in a limited over-the-counter market and are obtained from sources the Company believes to be reliable.

     A reconciliation of the future amounts to be received (or paid) under the Company's Fixed-Price Contracts for the three years ended December 31, 1994, 1995 and 1996, is as follows:

     FIXED-PRICE CONTRACTS -- FUTURE FIXED-PRICE SALES AND PURCHASES

                                                               YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1994           1995          1996
                                                       ----------     ----------    ----------
                                                                    (IN THOUSANDS)
     NATURAL GAS SWAPS - SALES CONTRACTS
     Future fixed-price sales, beginning of year.....  $  232,797     $  225,901    $  194,580
       Contract additions, net.......................      43,520          4,958        78,770
       Contract settlements and revisions............     (50,416)       (29,664)      (10,544)
       Contract cancellations (1)....................          --         (6,615)      (43,517)
                                                       ----------     ----------    ----------
     Future fixed-price sales, end of year (2) (3)...  $  225,901     $  194,580    $  219,289
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------

     NATURAL GAS SWAPS - PURCHASE CONTRACTS
     Future fixed-price purchases, beginning of year.  $  (29,689)    $   (9,334)   $  (46,656)
       Contract additions............................      (9,334)       (46,656)       (1,994)
       Contract settlements and revisions............      22,006          9,334           689
       Contract cancellations........................       7,683             --            --
                                                       ----------     ----------    ----------
     Future fixed-price purchases, end of year.......  $   (9,334)    $  (46,656)   $  (47,961)
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------

     NATURAL GAS PHYSICAL DELIVERY CONTRACTS
     Future fixed-price sales, beginning of year.....  $1,027,686     $  963,356    $1,078,779
       Contract additions............................      34,933        173,274         1,787
       Contract settlements and revisions............     (99,263)       (57,851)     (103,048)
                                                       ----------     ----------    ----------
     Future fixed-price sales, end of year (3).......  $  963,356     $1,078,779    $  977,518
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------

     CRUDE OIL SWAPS
     Future fixed-price sales, beginning of year.....  $   74,096     $   39,438    $   15,400
     Contract additions..............................          --          4,321        16,913
     Contract settlements and revisions..............     (34,658)       (28,359)      (24,233)
                                                       ----------     ----------    ----------
     Future fixed-price sales, end of year...........  $   39,438     $   15,400    $    8,080
                                                       ----------     ----------    ----------
                                                       ----------     ----------    ----------

     -------------------
     (1) - 1996 amounts are attributable to a contract with S.A. Louis Dreyfus et Cie which was canceled in January 1996. See "-- Market Risk."

     (2) - Does not include any future receipts or payments attributable to fixed-price collars added in 1996 hedging 3.0 TBtu of natural gas.

     (3) - Does not include any future receipts or payments attributable to the Company's portfolio of basis swaps.


     ACCOUNTING. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheets or income statements related to changes in market value of the contracts. If a Fixed-Price Contract is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original term of the contract. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract.

     In June 1996, the Company and an unaffiliated counterparty to one of its fixed-price contracts amended the terms of a fixed-priced natural gas contract to monetize the premium in the fixed prices provided by the contract. Pursuant to the amendment, the Company received a non-refundable payment in the amount of $25.0 million. As consideration for this payment, the weighted-average fixed price over the remaining 17 years of the contract was reduced from $3.20 per MMBtu to $2.37 per MMBtu, approximating the forward market prices for natural gas at the time. The payment has been reflected in the Company's balance sheet as a deferred hedging gain and is being amortized into earnings over the life of the original contract.

     CREDIT RISK. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility.

     Two Fixed-Price Contracts which hedge an aggregate 106 Bcf of natural gas as of December 31, 1996 are with independent power producers who sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. At December 31, 1996, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for basis and discounted at 10%, was $135 million, or 71% of such net present value attributable to all of the Company's Fixed-Price Contracts. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1994, 1995 and 1996, these contracts contributed $5.1 million, $9.6 million and $.9 million, respectively, to natural gas sales. The ability of these independent power producers to perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO in recent years initiated judicial and regulatory proceedings designed to curtail power purchase obligations under its contracts with non-regulated power generators. As of December 31, 1996, NIMO had not been successful in these proceedings. On August 1, 1996, NIMO announced an offer to terminate 44 independent power contracts, including those to the Company's counterparties, in exchange for a combination of cash and debt securities from a newly restructured NIMO. The terms of the offer have not been made public. At this time, the likelihood of NIMO's proposal being accepted cannot be predicted, nor can any potential impact on future counterparty performance if the proposal is accepted. The Company has not experienced non-performance by any counterparty.

     MARKET RISK. The Company's Fixed-Price Contracts at December 31, 1996 hedge 349 Bcf of proved natural gas reserves, substantially all of which are proved developed reserves, and 362 MBbls of oil, at fixed prices. These contract quantities represent 41% and 2% of the Company's estimated proved natural gas and crude oil reserves, respectively, at December 31, 1996. If the Company's proved reserves are produced at rates less than anticipated, the volumes specified under the Fixed-Price Contracts may exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for any excess volumes. The Company expects future production volumes to be equal to or greater than the volumes provided in its contracts.

    The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1994, 1995 and 1996, the Company received on an Mcf basis approximately 11%, 3% and 3% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. Such results do not include a $4.3 million basis loss recognized in the fourth quarter of 1995, discussed below. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 8%, 7% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% move in price realization for hedged natural gas in 1997 represents a $913,000 change in gas sales. A 1% change in price realization for hedged oil production in 1997 represents an $81,000 change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

    In the first quarter of 1996, the Company experienced a significant widening of basis for certain of its Fixed-Price Contracts. These particular contracts have floating indices tied to the NYMEX natural gas contract or involve the purchase of gas in the spot market priced at or near the Henry Hub delivery point in Louisiana. Due to a significant increase in demand for natural gas in the Northeast region of the United States, NYMEX prices for natural gas rose disproportionately in relation to the regional market prices received for the Company's natural gas. This temporary loss of correlation resulted in a $4.3 million charge in the fourth quarter of 1995 (when the anomaly was identified) to reflect the estimated basis loss incurred. To reduce exposure to Henry Hub basis volatility, the Company canceled a 20-Bcf contract with S.A. Louis Dreyfus et Cie in January 1996, receiving $1.6 million in proceeds. These proceeds are being amortized into oil and gas sales over the original 19-month contract term which commenced January 1996. The Company has also entered into several basis swaps with unaffiliated parties which are designed to substantially reduce exposure to basis volatility over the next six years.

    MARGINING. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1994, 1995 and 1996, the maximum aggregate amount of margin posted by the Company was $41.0 million, $23.4 million and $25.9 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1996, the Company had issued margin in the form of letters of credit and treasury bills totaling $20.3 million and $5.6 million, respectively. In addition, approximately 30 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

SONORA GAS CONTRACT

     During 1995, certain gas production from the Sonora area was dedicated to a wellhead contract with Lone Star that provided a fixed sales price of $3.90 per Mcf (the Sonora Gas Contract). The Sonora Gas Contract obligated Lone Star to take or pay for at least 55% of the contracted wells' combined deliverability. Lone Star was entitled to recoup payments made for gas not taken in prior years by taking gas in excess of the 55% requirement without payment and crediting the value of such excess gas against the amount previously paid. For the years ended December 31, 1994 and 1995, such recoupment was $16.6 million and $18.0 million, respectively. For the years ended December 31, 1994 and 1995, sales to Lone Star under the Sonora Gas Contract were $39.4 million and $49.5 million, respectively, or 28% and 30% of total oil and gas sales, respectively. This contract expired on December 31, 1995. The production previously dedicated to this contract is being sold, beginning January 1, 1996, to a third party under a contract with market sensitive pricing provisions.

OUTLOOK FOR FISCAL YEAR 1997

     GENERAL. The discussion of the Company's fiscal year 1997 outlook provided under this caption and other Forward-Looking Statements in this document reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions as of December 31, 1996 and other information currently available to Management. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties. The Forward-Looking Statements also assume that there will be no material acquisitions or divestitures except as disclosed herein. THE COMPANY CAUTIONS THAT THE FORWARD-LOOKING STATEMENTS PROVIDED HEREIN ARE SUBJECT TO ALL THE RISKS AND UNCERTAINTIES INCIDENT TO THE ACQUISITION, EXPLORATION, DEVELOPMENT AND MARKETING OF OIL AND GAS RESERVES. THESE RISKS INCLUDE, BUT ARE NOT LIMITED
TO, COMMODITY PRICE RISK, ENVIRONMENTAL RISK, DRILLING RISK, RESERVE RISK, OPERATIONS AND PRODUCTION RISK, AND COUNTERPARTY RISK. MANY OF THESE RISKS
ARE DESCRIBED ELSEWHERE HEREIN. MOREOVER, THE COMPANY MAY MAKE MATERIAL ACQUISITIONS, MODIFY ITS FIXED-PRICE CONTRACT POSITION BY ENTERING INTO NEW CONTRACTS OR TERMINATING EXISTING CONTRACTS, OR ENTER INTO FINANCING TRANSACTIONS. NONE OF THESE CAN BE PREDICTED WITH CERTAINTY AND,
ACCORDINGLY, ARE NOT TAKEN INTO CONSIDERATION IN THE FORWARD-LOOKING
STATEMENTS MADE HEREIN. FOR ALL OF THE FOREGOING REASONS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AND THERE IS NO
ASSURANCE THAT THE ASSUMPTIONS USED ARE NECESSARILY THE MOST LIKELY.

     PRODUCTION.   Based on budgeted drilling expenditures and internal reserve estimates for 1997, the Company expects continued growth in total oil and gas production for 1997. See "-- Commitments and Capital Expenditures."

     OIL AND GAS PRICES. The Company's Fixed-Price Contracts in 1997 provide average fixed prices of $2.48 per Mcf and $22.32 per Bbl for its hedged natural gas and crude oil, respectively, before consideration of basis. Based on January 1997 quotations for regional natural gas prices for the balance of 1997 and giving effect to the Company's portfolio of basis swaps, the Company anticipates price realization percentages comparable to historical averages. See "-- Fixed-Price Contracts -- Market Risk." As of December 31, 1996, the Company's Fixed-Price Contracts hedge 37 Bcf of natural gas production (excluding 3 Bcf of fixed-price collars) and 362 MBbls of oil production in 1997. No plans currently exist to increase or decrease the amount of hedged production volumes for 1997; however, the Company may decide to hedge a greater or smaller share of production in the future.

     The Company is unable to predict the market prices that will be received for its unhedged production in 1997. For 1996, average monthly wellhead prices for its natural gas ranged from $1.90 per Mcf to $3.91 per Mcf and its oil prices varied from $17.29 per Bbl to $24.65 per Bbl. Because less than one-half of the Company's estimated 1997 production is hedged by Fixed-Price Contracts, the Company's 1997 oil and gas revenues are highly sensitive to commodity price changes.

     OTHER INCOME. The Company estimates that it will recognize a net pre-tax gain of $8.5 million in connection with the Levelland Sale in January 1997 and that its well services income will remain relatively constant with the prior year's results. Other miscellaneous sources of income, such as gains or losses on other property dispositions, cannot be estimated. In January 1996, the Company received a $10.8 million promissory note from Midcon Offshore, Inc. in connection with the settlement of certain litigation. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Collection of the remaining unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the Company's financial statements. The Company will recognize income as any payments are received. See Note 7 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

     OPERATING COSTS. Lifting costs on an equivalent unit of production basis are anticipated to remain relatively constant with the prior year as the result of new production from wells to be drilled in 1997. Production taxes are expected to be incurred at an average rate of 5% to 6% of wellhead oil and gas sales.

     GENERAL AND ADMINISTRATIVE EXPENSE. The Company anticipates a relatively modest increase in its G&A costs for 1997. Planned increases in personnel and personnel costs are expected to be largely offset by increases in overhead recoveries from third parties.

     EXPLORATION COSTS. The Company expects to commit approximately $25 million of its 1997 capital expenditure budget to exploration drilling, leasehold, seismic and other geological and geophysical costs. Under the successful efforts method of accounting, the costs associated with unsuccessful exploration wells are expensed. All exploratory geological and geophysical costs (budgeted at $3.5 million for 1997) are expensed as incurred, regardless of ultimate success in the discovery of new reserves. Remaining exploration costs to be expensed in 1997 will depend on the Company's exploratory drilling results.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Based on the Company's proved reserve position at December 31, 1996 and assuming 1997 finding cost results comparable to 1996, the Company's DD&A per equivalent unit of production is expected to decline modestly in 1997, subject to future revisions in the Company's proved reserve position.

     IMPAIRMENT OF OIL AND GAS PROPERTIES. Revisions to prices, reserves or other factors which would result in a material change in the estimated future net cash flows for the Company's oil and gas fields during 1997 are not anticipated. Consequently, while no material impairment charge is expected, no assurance can be given.

     INTEREST EXPENSE. Based on budgeted capital expenditure levels, estimated proceeds from the Levelland Sale, estimated proceeds from the proposed Common Stock offering and estimated cash flows from operating activities, a reduction in average outstanding indebtedness is anticipated for 1997. Consequently, interest expense is anticipated to decrease in relation to the prior year. However, the Company continues to actively search for attractive proved reserve acquisitions and the Company may expand its exploration and development activities over budgeted levels, which could cause average outstanding indebtedness to increase. See "--Capital Resources and Liquidity" for a discussion of interest rate information for borrowings under the Credit Facility.

     INCOME TAXES. The Company expects that the utilization of Section 29 credits in its tax provision for 1996 will result in an overall effective tax rate of 34% to 36%.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data of the Company are set forth on pages F-1 through F-27 inclusive, found at the end of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Executive Compensation and Other Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required under Item 11 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 will be contained in the Proxy Statement under the headings "Certain Transactions" and "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                   PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedule immediately following the signature page of this report.

     2. Financial Statement Schedule: See Index to Consolidated Financial Statements and Schedule immediately following the signature page of this report.

     3. Exhibits: The following documents are filed as exhibits to this report.

  EXHIBIT
    NO.       DESCRIPTION OF EXHIBIT
  -------     ----------------------

    3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

    3.2 Certificate of Merger of the Registrant dated September 9, 1993 (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

    3.3 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

    3.4 Certificate of Merger of the Registrant dated November 1, 1993 (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

    4.1 Indenture agreement dated as of June 15, 1994 for $100,000,000 of 9-1/4% Senior Subordinated Notes due 2004 between Louis Dreyfus Natural Gas Corp., as Issuer, and Bank of Montreal Trust Company, as Trustee (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended September 30, 1994).

  *10.1 Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective February 1997.

   10.2 Form of Indemnification Agreement with directors of the Registrant (Incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

   10.3 Registration Rights Agreement between the Registrant and Louis Dreyfus Natural Gas Holdings Corp. (Incorporated by reference to
              Exhibit 10.3 of the Registrant's Registration Statement on Form S-1, Registration No. 33-76828).

   10.4 Amendment dated December 22, 1993 to Registration Rights Agreement between the Registrant, Louis Dreyfus Natural Gas Holdings Corp. and S.A. Louis Dreyfus et Cie (Incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-76828).

   10.5 Services Agreement between the Registrant and Louis Dreyfus Holding Company, Inc. (Incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement Form S-1, Registration No. 33-76828).

   10.6 Loan Agreement dated as of October 6, 1994, among Louis Dreyfus Natural Gas Corp., as Borrower, Banque Paribas (New York Branch), as Administrative Agent, Banque Paribas (New York Branch), Bank of Montreal and Citibank, N.A., as Co-Agents (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1994).

   10.7 Amendment to Loan Agreement dated as of July 31, 1996 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended June 30, 1996).

   10.8 Gas Purchase Contract, as amended, dated December 21, 1972 between Lone Star Gas Company and the Registrant (successor by assignment) (Incorporated by reference to Exhibit 10.15 of the Registrant's Registration Statement on Form S-l, Registration No. 33-69102).

   10.9 Swap Agreement dated November 1, 1993 between the Registrant and Louis Dreyfus Energy Corp. (Incorporated by reference to Exhibit
              10.17 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

    10.10 Memorandum of Agreement for a natural gas swap dated September 16, 1994, between Louis Dreyfus Natural Gas Corp. and Louis Dreyfus Energy Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended September 30,
              1994).

   *10.11 Louis Dreyfus Deferred Compensation Stock Equivalent Plan (Incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

    10.12 Memorandum of Agreement, effective January 10, 1996, for the cancellation of a natural gas swap between the Registrant and Louis Dreyfus Energy Corp. (Incorporated by reference to Exhibit
              10.16 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995).

    10.13 Notice of Execution for a natural gas swap transaction between Louis Dreyfus Natural Gas Corp. and Duke/Louis Dreyfus L.L.C. dated April 1, 1996. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31,
              1996).

   *10.14     Amendment to Option Agreement of Simon B. Rich, Jr.

   *10.15     Form of Amendment to Outstanding Option Agreements of Employees.

   *10.16 Form of Amendment to Outstanding Option Agreements of Non-Employee Directors.

    21.1      List of subsidiaries of the Registrant.

    23.1      Consent of Independent Auditors.

    24.1      Powers of Attorney.

    27.1      Financial Data Schedule

    -------------------
    * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

    (b) Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LOUIS DREYFUS NATURAL GAS CORP.


Date: February 14, 1997                     By:     /s/  JEFFREY A. BONNEY
                                               -------------------------------
                                                      Jeffrey A. Bonney
                                                   Vice President and Chief
                                                     Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                         TITLE                      DATE
        ----------                         -----                      ----

SIMON B. RICH, JR.*           Chairman of the Board of         February 14, 1997
---------------------------   Directors
Simon B. Rich, Jr.

MARK E. MONROE*               President, Chief Executive       February 14, 1997
---------------------------   Officer and Director
Mark E. Monroe                (Principal Executive Officer)

RICHARD E. BROSS*             Executive Vice President and     February 14, 1997
---------------------------   Director
Richard E. Bross

/s/ PETER B. FRITZINGER       Chief Financial Officer          February 14, 1997
---------------------------   and Treasurer (Principal
Peter B. Fritzinger           Financial Officer)

/s/ JEFFREY A. BONNEY         Vice President and               February 14, 1997
---------------------------   Chief Accounting Officer
Jeffrey A. Bonney             (Principal Accounting Officer)

GERARD LOUIS-DREYFUS*         Director                         February 14, 1997
---------------------------
Gerard Louis-Dreyfus

DANIEL R. FINN, JR.*          Director                         February 14, 1997
---------------------------
Daniel R. Finn, Jr.

JOHN J. HOGAN, JR.*           Director                         February 14, 1997
---------------------------
John J. Hogan, Jr.

JAMES T. RODGERS, III*        Director                         February 14, 1997
---------------------------
James T. Rodgers, III

*By:     /s/ PETER B. FRITZINGER
    --------------------------------
           Peter B. Fritzinger
             ATTORNEY-IN-FACT

                           LOUIS DREYFUS NATURAL GAS CORP.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

-------------------------------------------------------------------------------

CONSOLIDATED  FINANCIAL  STATEMENTS                                       PAGE
                                                                          ----
Report of Independent Auditors...........................................  F-2
Consolidated Balance Sheets:
  December 31, 1995 and 1996.............................................  F-3
Consolidated Statements of Income:
  Years ended December 31, 1994, 1995 and 1996...........................  F-4
Consolidated Statements of Stockholders' Equity:
  Years ended December 31, 1994, 1995 and 1996...........................  F-5
Consolidated Statements of Cash Flows:
  Years ended December 31, 1994, 1995 and 1996...........................  F-6
Notes to Consolidated Financial Statements...............................  F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II - Consolidated Valuation and Qualifying Accounts............. F-26

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Louis Dreyfus Natural Gas Corp.

    We have audited the accompanying consolidated balance sheets of Louis Dreyfus Natural Gas Corp. (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

    As discussed in Note 1 of the notes to the consolidated financial statements, effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."



                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
January 31, 1997

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                   A S S E T S

                                                         DECEMBER  31,
                                                    ----------------------
                                                      1995         1996
                                                    ---------    ---------
CURRENT ASSETS
Cash and cash equivalents.........................  $   1,584    $   7,749
Receivables:
  Oil and gas sales...............................     23,443       33,579
  Joint interest and other, net...................      5,300        5,358
Deposits..........................................      3,900        5,592
Inventory and other...............................      3,095        3,147
                                                    ---------    ---------
     Total current assets.........................     37,322       55,425
                                                    ---------    ---------
PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting....................    778,348      922,721
Less accumulated depreciation, depletion,
 amortization and impairment......................   (188,495)    (250,856)
                                                    ---------    ---------
                                                      589,853      671,865
                                                    ---------    ---------
OTHER ASSETS, net.................................      7,762        6,323
                                                    ---------    ---------
                                                    $ 634,937    $ 733,613
                                                    ---------    ---------
                                                    ---------    ---------

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
Accounts payable..................................  $  21,458    $  36,415
Accrued liabilities...............................      7,912        7,251
Revenues payable..................................      4,687        7,419
                                                    ---------    ---------
     Total current liabilities....................     34,057       51,085
BANK DEBT.........................................    216,000      245,000
SUBORDINATED DEBT.................................     98,760       98,907
DEFERRED REVENUE..................................     25,627       19,049
DEFERRED HEDGING GAINS............................         --       26,226
OTHER LONG-TERM LIABILITIES.......................      4,285        6,961
DEFERRED INCOME TAXES.............................     13,627       22,692
                                                    ---------    ---------
                                                      392,356      469,920
                                                    ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding........         --           --
Common stock, par value $.01; 100 million
  shares authorized; issued and outstanding,
  27,800,000 and 27,800,750 shares, respectively..        278          278
Additional paid-in capital........................    197,291      197,301
Retained earnings.................................     45,012       66,114
                                                    ---------    ---------
                                                      242,581      263,693
                                                    ---------    ---------
                                                    $ 634,937    $ 733,613
                                                    ---------    ---------
                                                    ---------    ---------


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            YEARS ENDED DECEMBER 31,
                                       -----------------------------------
                                         1994          1995        1996
                                       --------      --------     --------
REVENUES
Oil and gas sales....................  $138,584      $163,366     $185,558
Other income (loss)..................     1,953          (418)       3,947
                                       --------      --------     --------
                                        140,537       162,948      189,505
                                       --------      --------     --------
EXPENSES
Operating costs......................    33,713        35,352       44,615
General and administrative...........    15,309        16,631       16,325
Exploration costs....................        --            --        4,965
Depreciation, depletion, and
  amortization.......................    53,321        57,796       65,278
Impairment of oil and gas properties.     5,300        15,694           --
Interest.............................    16,856        21,736       26,822
                                       --------      --------     --------
                                        124,499       147,209      158,005
                                       --------      --------     --------
Income before income taxes...........    16,038        15,739       31,500
Income taxes.........................     5,292         4,722       10,398
                                       --------      --------     --------
NET INCOME...........................  $ 10,746      $ 11,017     $ 21,102
                                       --------      --------     --------
                                       --------      --------     --------
Net income per share.................  $    .39      $    .40     $    .76
                                       --------      --------     --------
                                       --------      --------     --------
Weighted average common shares
  outstanding........................    27,800        27,800       27,800
                                       --------      --------     --------
                                       --------      --------     --------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS)

                                 COMMON STOCK
                                ---------------   ADDITIONAL                   TOTAL
                                           PAR     PAID-IN      RETAINED    STOCKHOLDERS'
                                SHARES    VALUE    CAPITAL      EARNINGS       EQUITY
                                ------    -----   ----------    --------    -------------
BALANCE AT DECEMBER 31, 1993..  27,800    $278     $190,291      $23,249       $213,818
Net income....................      --      --           --       10,746         10,746
                               -------    ----     --------      -------       --------
BALANCE AT DECEMBER 31, 1994..  27,800     278      190,291       33,995        224,564
Contribution by affiliate.....      --      --        7,000           --          7,000
Net income....................      --      --           --       11,017         11,017
                               -------    ----     --------      -------       --------
BALANCE AT DECEMBER 31, 1995.. 27,800      278      197,291       45,012        242,581
Exercise of stock options.....      1       --           10           --             10
Net income....................     --       --           --       21,102         21,102
                               ------     ----     --------      -------       --------
BALANCE AT DECEMBER 31, 1996.. 27,801     $278     $197,301      $66,114       $263,693
                               ------     ----     --------      -------       --------
                               ------     ----     --------      -------       --------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       LOUIS DREYFUS NATURAL GAS CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1994           1995            1996
                                                           ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $  10,746      $  11,017      $  21,102
Items not affecting cash flows:
  Depreciation, depletion, amortization and impairment...     61,146         74,097         65,278
  Deferred income taxes..................................      3,183          3,348          9,065
  Exploration costs......................................         --             --          4,965
  Other..................................................      1,064            640            571
                                                           ---------      ---------      ---------
                                                              76,139         89,102        100,981
Net change in operating assets and liabilities:
  Accounts receivable....................................     (4,441)        (8,578)       (10,194)
  Deposits...............................................     (1,265)          (679)        (1,692)
  Inventory and other....................................       (113)        (1,074)           (52)
  Accounts payable.......................................      5,939          5,982         14,957
  Accrued liabilities....................................      4,267             40           (661)
  Revenues payable.......................................        368            412          2,732
  Deferred revenue.......................................         --          4,310         (4,310)
                                                           ---------      ---------      ---------
                                                              80,894         89,515        101,761
                                                           ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures........................   (103,796)      (185,258)      (134,222)
Additions to other property and equipment................     (1,738)        (1,528)       (17,660)
Proceeds from sale of property and equipment.............      3,947         15,125          1,101
Change in other assets...................................     (1,382)           121            (76)
                                                           ---------      ---------      ---------
                                                            (102,969)      (171,540)      (150,857)
                                                           ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings..................     50,928        240,350        241,240
Repayments of long-term bank borrowings..................   (131,750)      (140,747)      (212,240)
Net proceeds from issuance of subordinated debt..........     96,317             --             --
Repayments to affiliate..................................     (6,736)            --             --
Proceeds from stock options exercised....................         --             --             10
Proceeds from issuance of fixed-price contract...........     22,028             --             --
Change in deferred revenue...............................    (16,727)       (18,590)        (2,268)
Change in deferred hedging gains.........................         --             --         26,226
Change in other long-term liabilities....................       (359)          (384)         2,293
                                                           ---------      ---------      ---------
                                                              13,701         80,629         55,261
                                                           ---------      ---------      ---------
Change in cash and cash equivalents......................     (8,374)        (1,396)         6,165
Cash and cash equivalents, beginning of year.............     11,354          2,980          1,584
                                                           ---------      ---------      ---------
Cash and cash equivalents, end of year...................  $   2,980      $   1,584      $   7,749
                                                           ---------      ---------      ---------
                                                           ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Interest paid, net of capitalized interest...............  $  16,983      $  18,851      $  25,254
Income taxes paid........................................        225          3,533          1,387
                                                           ---------      ---------      ---------
                                                           $  17,208      $  22,384      $  26,641
                                                           ---------      ---------      ---------
                                                           ---------      ---------      ---------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       LOUIS DREYFUS NATURAL GAS CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

    The accounting policies of Louis Dreyfus Natural Gas Corp. ("LDNG" or the "Company") reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

    GENERAL. LDNG is an independent energy company primarily engaged in the acquisition, development, exploration, production and marketing of natural gas and crude oil. At December 31, 1996, approximately 74% of the Company's common stock was owned by various subsidiaries of Societe Anonyme Louis Dreyfus & Cie (collectively "S.A. Louis Dreyfus et Cie"). See Note 6 -- Transactions with Related Parties and Note 8 -- Employee Benefit Plans.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of LDNG and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. Certain reclassifications have been made in the financial statements for the years ended December 31, 1994 and 1995 to conform to the financial statement presentation for the year ended December 31, 1996.

    USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

    CONCENTRATION OF CREDIT RISK. The Company sells oil and natural gas to various customers, participates with other parties in the drilling, completion and operation of oil and natural gas wells and enters into long-term energy swaps and physical delivery contracts. The majority of the Company's accounts receivable are due from purchasers of oil and natural gas and from fixed-price contract counterparties. Certain of these receivables are subject to collateral or margin requirements. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. See Note 11 -- Fixed-Price Contracts -- Credit Risk. As of December 31, 1995 and 1996, the Company's joint interest and other receivables are shown net of allowance for doubtful accounts of $1.1 million.

    INVENTORY. Inventory consists primarily of tubular goods and is carried at the lower of cost or market.

    PROPERTY AND EQUIPMENT. The Company utilizes the successful efforts method of accounting for oil and natural gas producing activities. Costs incurred in connection with the drilling and equipping of exploratory wells are capitalized as incurred. If proved reserves are not found, such costs are charged to expense. Other exploration costs, including delay rentals, are charged to expense as incurred. Development costs, which include the costs of drilling and equipping development wells, whether successful or unsuccessful, are capitalized as incurred. All general and administrative costs are expensed as incurred. Depletion of acquired properties is computed by the unit-of-production method on a field basis using proved reserves. Depreciation, depletion and amortization of capitalized development costs, which include the costs of unsuccessful development drilling, is computed by the unit-of-production method on a field basis using proved developed reserves.

    In 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Pursuant to SFAS 121, the Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment. The implementation of SFAS 121 resulted in an impairment charge of $15.7 million for the year ended December 31, 1995.

     The Company provides for the estimated cost, at current prices, of dismantling and removing oil and gas production

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

facilities. Such estimated costs are capitalized and amortized over the life of the related oil and gas property. As of December 31, 1996, the Company had accrued estimated total future dismantling and restoration costs of $1.9 million.

     Depreciation of other property and equipment is provided by using the straight-line method over estimated useful lives of three to 20 years.

     DEBT ISSUANCE COSTS. Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. The unamortized balance of such costs included in other assets as of December 31, 1995 and 1996, was $5.3 million and $4.2 million, respectively.

     OIL AND GAS SALES AND GAS IMBALANCES. Oil and gas revenues are recognized as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where the Company has underproduced or overproduced its ownership percentage in a property. Under this method, a liability is recorded to the extent that the Company's overproduced position in a reservoir cannot be recouped through the production of remaining reserves. The Company's net underproduced imbalance position at December 31, 1995 and 1996 was not material.

     INCOME TAXES. The Company files a consolidated United States income tax return which includes the taxable income or loss of its subsidiaries. Deferred federal and state income taxes are provided on all significant temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

     HEDGING. The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and options (collectively "Fixed-Price Contracts"). The Company has also entered into interest rate swap contracts to reduce its exposure to interest rate fluctuations. Gains and losses from hedging transactions are recognized in income and are reflected as cash flows from operating activities in the periods for which the underlying commodity or interest rate was hedged. If the necessary correlation (generally a correlation coefficient of 80% or greater) to the commodity or interest rate being hedged ceases to exist, the differential between the market value and the carrying value of the affected contracts is recognized as a gain or loss in the period that the permanent loss of correlation is identified, with future changes in market value recognized as a gain or loss in the period of change. When a temporary loss of correlation has occurred, the anomalous basis differential attributable to the affected contracts is recognized as a gain or loss in the period in which the loss of effectiveness is identified. See Note 4 -- Long-Term Debt, Note 10 -- Financial Instruments and Note 11 -- Fixed-Price Contracts. The Company does not hold or issue financial instruments with leveraged features.

     EARNINGS PER SHARE. Primary and fully diluted earnings per common share are based on the weighted average number of shares of Common Stock outstanding. The effects of common equivalent shares were immaterial or were not dilutive for each of the periods presented. Accordingly, primary and fully diluted earnings per share are the same for all periods presented.

     STOCK OPTIONS AND EQUIVALENT RIGHTS. No accounting is made with respect to stock options until they are exercised, as all options have been granted at a price equal to the market value of the Company's Common Stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital. For stock equivalent rights, the value to be paid upon exercise is charged to earnings over the respective vesting period or as the price of the Company's Common Stock changes after such rights have become fully vested. See Note 8 -- Employee Benefit Plans.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- PROPERTY AND EQUIPMENT

     CAPITALIZED COSTS. The Company's oil and gas acquisition, exploration and development activities are conducted primarily in Texas, Oklahoma and New Mexico. The following table summarizes the capitalized costs associated with these activities:

                                                          DECEMBER 31,
                                                   -------------------------
                                                      1995           1996
                                                   ----------     ----------
                                                          (IN THOUSANDS)
     Oil and gas properties:
     Proved......................................  $  765,278     $  889,240
     Unproved....................................       2,280          6,657
     Accumulated depreciation, depletion,
       amortization and impairment...............    (182,658)      (243,640)
                                                   ----------     ----------
                                                      584,900        652,257
                                                   ----------     ----------
     Other property and equipment................      10,790         26,824
     Accumulated depreciation....................      (5,837)        (7,216)
                                                   ----------     ----------
                                                        4,953         19,608
                                                   ----------     ----------
                                                   $  589,853     $  671,865
                                                   ----------     ----------
                                                   ----------     ----------

     Depreciation, depletion and amortization expense ("DD&A") of oil and gas properties per Mcfe was $.92, $.88 and $.82 for the years ended December 31, 1994, 1995 and 1996, respectively. Such amounts do not include a $5.3 million impairment recorded in connection with the sale of an offshore property in 1994 or a $15.7 million impairment recorded in conjunction with the adoption of SFAS 121 in 1995. See Note 1 -- Significant Accounting Policies. For the years ended December 31, 1995 and 1996, the Company capitalized $266,000 and $431,000 of interest, respectively, in connection with its exploration and development activities. No interest was capitalized for the year ended December 31, 1994.

     Unproved properties at December 31, 1996 consist primarily of lease acquisition costs incurred during 1996. The Company will evaluate such properties over their respective lease terms.

     COSTS INCURRED. The following table summarizes the costs incurred in the Company's acquisition, exploration and development activities for the years ended December 31, 1994, 1995 and 1996, respectively.

                                            YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                          1994        1995        1996
                                        --------    --------    --------
                                                 (IN THOUSANDS)
     Property acquisition costs:
     Proved...........................  $ 36,575    $118,652    $ 36,125
     Unproved.........................     4,953       1,717       6,934
                                        --------    --------    --------
                                          41,528     120,369      43,059
     Exploration costs................        --         391      10,610
     Development costs................    67,764      64,498      80,553
                                        --------    --------    --------
                                        $109,292    $185,258    $134,222
                                        --------    --------    --------
                                        --------    --------    --------

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- PROPERTY ACQUISITIONS

     OIL AND GAS PROPERTIES. In November 1993, the Company acquired certain producing oil and gas properties in the Sonora area of West Texas ("Sonora"). The associated purchase price included the assumption of a deferred recoupment liability owed to a purchaser of certain gas production from the acquired properties. For the years ended December 31, 1994 and 1995, the purchaser recouped $16.6 million and $18.0 million, respectively, by taking gas in excess of contractually required volumes without payment therefor and crediting the value of such gas against the deferred recoupment liability. The amounts recouped by the purchaser have been reflected as gas sales and as cash flows from operating activities for 1994 and 1995; the corresponding reduction in the deferred recoupment liability, which was fully recouped as of December 31, 1995, has been presented as cash flows used in financing activities.

     In July 1995, the Company purchased certain additional producing oil and gas properties in Sonora for $86.6 million. The acquired oil and gas properties consisted of approximately 700 producing wells, 100,000 gross acres and an estimated 139 Bcfe of proved reserves. The acquisition was accounted for as a purchase; accordingly, the results of operations relating to this acquisition are included in the Company's financial results for the periods subsequent to closing. The following unaudited pro forma results of operations data gives effect to the acquisition as if the transaction had been consummated as of January 1, 1994 and 1995, respectively. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated as of January 1, 1994 or 1995, respectively, or of future results of operations. The information has been adjusted for (1) oil and gas sales and related operating costs, (2) amortization of the oil and gas properties based on the purchase price, (3) incremental general and administrative expenses associated with the ownership of the properties, and (4) incremental interest expense resulting from the borrowings made under the Credit Facility, as hereinafter defined, to fund the acquisition.

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                  1994            1995
                                                --------        --------
                                                 (IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)
     Unaudited pro forma information:
     Revenues.................................  $162,816        $176,933
     Net income...............................    12,163          12,158
     Net income per share.....................       .44             .44

     During 1994, 1995 and 1996, the Company made numerous other acquisitions of proved oil and gas properties, the net purchase price of which aggregated $36.6 million, $32.1 million and $36.1 million, respectively. The results of operations related to such acquisitions have been included in the accompanying statements of income and cash flows for the periods subsequent to the closing of each transaction.

     OTHER. In November 1996, the Company purchased a 75-mile pipeline located in Sonora for $15.2 million, including the associated compression facilities and transportation contracts. Amortization of the purchase price is computed by the unit-of-production method using proved reserves.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                      DECEMBER 31,
                                                ------------------------
                                                  1995            1996
                                                --------        --------
                                                     (IN THOUSANDS)
     BANK DEBT
     Revolving bank credit facility (A).......  $209,000        $235,000
     Other lines of credit (B)................     7,000          10,000
                                                --------        --------
                                                 216,000         245,000
     SUBORDINATED DEBT (C)....................    98,760          98,907
                                                --------        --------
                                                $314,760        $343,907
                                                --------        --------
                                                --------        --------

(A) The Company has a revolving credit facility with a syndicate of banks, as most recently amended July 31, 1996 to reduce the pricing and extend the maturity (the "Credit Facility"), which provides up to $300 million in borrowings and letters of credit (the "Commitment"), with letters of credit limited to $75 million of such availability. The Commitment reduces at the rate of $18.75 million per quarter commencing October 31, 1999 through July 31, 2003. Borrowings and letters of credit under the Credit Facility are limited to the lesser of the Commitment or the Oil and Gas Reserves Loan Value. The Oil and Gas Reserves Loan Value is a borrowing base calculation determined by a periodic valuation of the Company's oil and gas reserves and Fixed-Price Contracts. The Oil and Gas Reserves Loan Value was most recently reset in December 1996 at $330 million. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See Note 11 -- Fixed-Price Contracts. As of December 31, 1996, the Company had $235.0 million of principal and $3.3 million of letters of credit outstanding under the Credit Facility.

    The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The agreement also provides for a competitive bid option for borrowings under the facility. The LIBOR interest rate margin and the commitment fee payable under the Credit Facility are subject to a sliding scale based on the relationship of outstanding indebtedness to the discounted present value of the Company's oil and gas reserves and Fixed-Price Contracts. The LIBOR interest rate margin varies from .25% to .55% per annum. At December 31, 1996, the applicable interest rate was LIBOR plus .30%. The Credit Facility also requires the payment of a facility fee equal to .20% of the Commitment.

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

    The Company has entered into interest rate swaps to hedge the interest rate exposure associated with the Credit Facility. As of December 31, 1996, the Company had fixed the interest rate on average notional amounts of $153 million, $99 million and $33 million for the years ended December 31, 1997, 1998, and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.6% at December 31, 1996) and pays an average rate of 6.1% for 1997, 6.3% for 1998 and 6.5% for 1999. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. As of December 31, 1996, the effective interest rate for borrowings under the Credit Facility was 6.3%. In June 1996, the Company entered into an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap matures June 2004.

    For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized as interest expense over the original contract term. At December 31, 1995 and 1996, the amount of such deferrals was not material.

(B) The Company has certain other unsecured lines of credit available to it, which aggregated $53 million as of December 31, 1996. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. At December 31, 1996, the Company had $10 million of indebtedness and $17.9 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

(C) In June 1994, the Company completed the sale of $100 million of 9-1/4% Senior Subordinated Notes due 2004 (the "Notes") in a public offering. The Notes were sold at 98.534% of face value to yield 9.48% to maturity. Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

     The amount of required principal payments for the next five years and thereafter as of December 31, 1996 are as follows: 1997 - $0; 1998 - $0; 1999 - $0; 2000 - $42.1 million; 2001 - $75.0 million; 2002 and thereafter -
$227.9 million.

NOTE 5 -- INCOME TAXES

     The significant components of income tax expense for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                             YEARS ENDED DECEMBER 31,
                                           ---------------------------
                                            1994      1995      1996
                                           ------    ------    -------
                                                  (IN THOUSANDS)
     Current tax expense:
     Federal.............................  $1,716    $1,195    $ 1,159
     State...............................     393       179        174
                                           ------    ------    -------
                                            2,109     1,374      1,333
                                           ------    ------    -------
     Deferred tax expense:
     Federal.............................   3,056     3,033      8,271
     State...............................     127       315        794
                                           ------    ------    -------
                                            3,183     3,348      9,065
                                           ------    ------    -------
                                           $5,292    $4,722    $10,398
                                           ------    ------    -------
                                           ------    ------    -------

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The provision for income taxes differed from the computed "expected" income tax provision using statutory rates on income before income taxes for the following reasons:
                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                               1994      1995        1996
                                              -------   -------    -------
                                                     (IN THOUSANDS)
     Computed "expected" income tax.........  $ 5,613   $ 5,509    $11,025
     Increases (reductions) in taxes
       resulting from:
          State income taxes, net of
            federal benefit.................      338       321        629
          Permanent differences (principally
            related to basis differences in
            oil and gas properties).........      298       861        265
          Section 29 credits................   (2,269)   (2,090)    (2,028)
          Other.............................    1,312       121        507
                                              -------   -------    -------
                                              $ 5,292   $ 4,722    $10,398
                                              -------   -------    -------
                                              -------   -------    -------

     Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                           DECEMBER 31,
                                                        ------------------
                                                         1995        1996
                                                        -------    -------
                                                          (IN THOUSANDS)
     Deferred tax liabilities:
     Capitalized costs and related
       depreciation, depletion,
       amortization and impairment...................   $25,653    $43,416
     Other...........................................       817        825
                                                        -------    -------
                                                         26,470     44,241
                                                        -------    -------
     Deferred tax assets:
     Deferred revenue and hedging gains..............     9,738     17,251
     Alternative minimum tax credits.................     3,105      4,298
                                                        -------    -------
                                                         12,843     21,549
                                                        -------    -------
     Net deferred tax liability......................   $13,627    $22,692
                                                        -------    -------
                                                        -------    -------

     In 1995, the Company recorded a $7.0 million capital contribution and a corresponding reduction in deferred taxes payable in connection with the utilization of certain tax attributes in its federal income tax return. Such attributes were generated prior to the Company's initial public offering but were not deducted in the consolidated federal income tax return of the Company's U.S. parent.

NOTE 6 -- TRANSACTIONS WITH RELATED PARTIES

     FIXED-PRICE CONTRACT ACTIVITY. In 1991, one long-term sales contract was assigned to the Company at S.A. Louis Dreyfus et Cie's net carrying value of $9.7 million. Amortization of this contract approximated $2.5 million and $607,000 for the years ended December 31, 1994 and 1995, respectively, and has been reflected in the accompanying statements of income as a reduction of oil and gas sales. This contract expired in March 1995.

     In 1993, the Company entered into a fixed-price sales contract with S.A. Louis Dreyfus et Cie covering 33 Bcf of natural gas over a five-year period beginning in 1996, at a weighted-average fixed price of $2.49 per Mcf. In conjunction with the execution of a 75-Bcf physical delivery contract with a third party in July 1995, the Company canceled 3 Bcf of fixed-price sales under this contract. The Company received approximately $760,000 as consideration for this partial cancellation. Such consideration was deferred and subsequently amortized into earnings during 1996 (the period covered by the term of the canceled contract volumes).

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company uses the commodity trading resources of S.A. Louis Dreyfus et Cie when purchasing natural gas futures contracts on the NYMEX. In that regard, the Company reimburses S.A. Louis Dreyfus et Cie for margin posted by the affiliate on behalf of the Company. At December 31, 1995 and 1996, margin of $3.9 million and $5.6 million, respectively, had been posted on the Company's behalf by S.A. Louis Dreyfus et Cie under this arrangement.

     In 1994, the Company entered into two Fixed-Price Contracts with S.A. Louis Dreyfus et Cie. The first of these was a fixed-price sale which hedged 20 Bcf of natural gas production from certain wells in the Sonora area, commencing January 1, 1996. This natural gas swap provided a weighted-average fixed price of approximately $2.18 per Mcf. In January 1996, the Company canceled this contract and received $1.6 million upon termination. The proceeds are being amortized into earnings over the original 19-month term of the contract. The second contract, also a natural gas swap, provided for the purchase by the Company of 1.8 Bcf of natural gas during the first quarter of 1995, at a fixed price of $1.81 per Mcf.

     Also during 1994, in connection with the monthly purchase of natural gas to supply certain of the Company's fixed-price delivery contracts, the Company purchased 318 MMcf from S.A. Louis Dreyfus et Cie at an average price of $2.21 per Mcf and sold 45 MMcf to S.A. Louis Dreyfus et Cie at an average price of $2.30 per Mcf.

     In 1996, the Company entered into a ten-year, 20-Bcf fixed-price sale with Duke/Louis Dreyfus L.L.C., an affiliate, which commences June 1997. The fixed prices in this contract range from $2.05 to $2.51 per MMBtu.

     GENERAL AND ADMINISTRATIVE EXPENSE. In September 1993, the Company entered into a services agreement with S.A. Louis Dreyfus et Cie pursuant to which the Company is billed for certain administrative and support services provided by S.A. Louis Dreyfus et Cie at amounts approximating cost. Amounts paid to S.A. Louis Dreyfus et Cie under this agreement (principally for insurance costs) aggregated $605,000, $756,000 and $907,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     INTEREST. In October 1992, S.A. Louis Dreyfus et Cie assigned a third party interest rate swap contract to the Company with a declining notional amount of approximately $94 million pursuant to which the Company paid an annual fixed interest rate of 5.9%. This contract matured in 1995.

     OTHER. At December 31, 1995 and 1996, the Company owed S.A. Louis Dreyfus et Cie approximately $.5 million and $2.3 million, respectively, principally for posted margin and miscellaneous general and administrative expenses. Such amounts are included in accounts payable in the accompanying balance sheets.

NOTE 7 --  COMMITMENTS AND CONTINGENCIES

     LITIGATION. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The judgment amount was in addition to a $1.3 million deposit previously paid by Midcon to the Company. As a result of the judgment, the Company recognized the $1.3 million deposit paid by Midcon as other income in 1995. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million which have been reflected in the accompanying financial statements as other income. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 24, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid. The Company considers the allegations of Midcon to be without merit and will vigorously defend against this action. Collection of the remaining unpaid interest and principal on the

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of December 31, 1996. The Company will recognize income as any payments are received.

     The Company is not a defendant in any additional pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

     RENTAL COMMITMENTS. Minimum annual rental commitments as of December 31, 1996 under noncancelable office space leases are as follows: 1997 - $1.8 million; 1998 - $1.7 million; 1999 and thereafter - $0. Approximately $1.8 million of such rental commitments is included in other long-term liabilities as of December 31, 1996, presented net of estimated future rental income of $1.0 million to be received over the next two years.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     401(K) AND PENSION PLANS. Through June 30, 1994, the employees of the Company were eligible for pensions under a defined benefit plan sponsored by S.A. Louis Dreyfus et Cie. Benefits under the plan were based on years of service and compensation levels. The Company's net periodic pension costs, which were an allocation of S.A. Louis Dreyfus et Cie's net pension costs of the plan attributable to the employees of the Company, totaled $405,000 for the year ended December 31, 1994, including termination costs. At June 30, 1994, the Company's participation in S.A. Louis Dreyfus et Cie's pension plan was discontinued.

     S.A. Louis Dreyfus et Cie also sponsored a plan to provide retirement benefits under Section 401(k) of the Internal Revenue Code for all employees, including those of the Company, who have completed a specified term of service. Employee contributions, up to 6% of compensation, were matched 50% by the Company. The Company's contributions vested over a five-year period and totaled $276,000 for the year ended December 31, 1994. The Company's participation in this plan was terminated on December 31, 1994.

     In December 1994, the Board of Directors adopted the Louis Dreyfus Natural Gas Profit Sharing and 401(k) Plan and Trust Agreement (the "401(k) Plan"). Effective January 1, 1995, the Company's employees who have completed a specified term of service are eligible for participation in the 401(k) Plan. Employee contributions can be made up to 6% of compensation. Employer contributions are discretionary. Employees vest in Company contributions at 20% per year of service. For the years ended December 31, 1995 and 1996, the Company contributed $788,000 and $878,000, respectively, to the 401(k) Plan.

     STOCK COMPENSATION PLANS. Certain officers of the Company are participants in the Louis Dreyfus Deferred Compensation Stock Equivalent Plan sponsored by S.A. Louis Dreyfus et Cie. Under this plan, participants were awarded stock equivalent rights ("SERs") expressed as a number of stock equivalent units. SERs are paid in cash following the termination of employment with the S.A. Louis Dreyfus et Cie group, based on the average trading prices of the Company's Common Stock during the month of December in the year of, or preceding, termination of employment. At December 31, 1994, 1995 and 1996, SERs totaling 85,000 stock equivalent units were outstanding. Recorded compensation expense attributable the SERs was $523,000, $441,000 and $383,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The SERs become fully vested on December 31, 1997.

     In October 1993, the Board of Directors approved, and the Company's sole stockholder adopted, the Company's 1993 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and options which are not qualified as incentive stock options. The maximum number of shares of Common Stock issuable under the Option Plan is 1,000,000 shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company's Common Stock. All officers and directors of the Company, and other key employees who hold positions of significant responsibility, are eligible to receive awards under the Option

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plan. Options granted become exercisable at the rate of 25% per year commencing one year after the date of grant, with the exception of those granted to non-employee directors which vest and become fully exercisable on the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's expiration date is ten years from the date of issuance.

     The Company accounts for the issuance of stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized in the financial statements for options granted with an exercise price equal to the market price of the underlying stock on the date of grant. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the Company had accounted for stock options issued in 1995 and 1996 using the fair value method prescribed by that statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996: risk-free interest rates of 6.0% and 6.6%, respectively; no dividends over the option term; stock price volatility factors of .32 and .31, respectively, and a weighted average expected option life of five years for both years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods due to the future impact of nonvested awards granted in 1995 and 1996. Additionally, option awards made prior to 1995 have been excluded.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its stock options.

     The SFAS 123 pro forma information is as follows:

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                       1995                1996
                                       ----                ----
                                        (IN THOUSANDS, EXCEPT
                                           PER SHARE DATA)

     Net income.....................   $10,847          $20,698
     Net income per share...........       .39              .74

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Stock option transactions for 1994, 1995 and 1996 are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                           1994               1995                1996
                                    ------------------ -------------------  ------------------
                                             WEIGHTED-           WEIGHTED-           WEIGHTED-
                                              AVERAGE             AVERAGE             AVERAGE
                                             EXERCISE            EXERCISE            EXERCISE
                                    SHARES    PRICE      SHARES   PRICE     SHARES    PRICE
                                    -------  ---------  -------  ---------  -------  ---------
     Outstanding at beginning of
       year......................   500,000   $18.00    515,000   $18.06    792,000   $16.42
     Granted.....................    15,000    19.88    294,000    13.64    212,000    14.39
     Exercised...................        --       --         --       --       (750)   13.69
     Canceled....................        --       --    (17,000)   18.00    (10,000)   16.71
                                    -------   ------    -------   ------    -------   ------
     Outstanding at end of year..   515,000    18.06    792,000    16.42    993,250    15.98
                                    -------   ------    -------   ------    -------   ------
                                    -------   ------    -------   ------    -------   ------
     Exercisable at end of year..   125,000    18.00    275,250    17.60    469,000    17.08
                                    -------   ------    -------   ------    -------   ------
                                    -------   ------    -------   ------    -------   ------
     Weighted-average fair value
       of options granted during
       year......................   $  8.41             $  5.27             $  5.71
                                    -------             -------             -------
                                    -------             -------             -------

    Outstanding options to acquire 491,000 shares of stock at December 31, 1996 had exercise prices ranging from $18.00 to $19.88 per share and had a weighted-average remaining contractual life of 6.9 years. The balance of options outstanding at December 31, 1996 had exercise prices ranging from $12.63 to $14.44 per share and a weighted-average remaining contractual life of 9.1 years.

NOTE 9 -- SIGNIFICANT CUSTOMERS

     The Company's oil and gas sales at the wellhead are sold under contracts with various purchasers. The Company had gas sales to two unrelated purchasers which approximated 10% and 28% of total revenues for the year ended December 31, 1994. Sales to one unrelated purchaser in 1995 represented 30% of total revenues. For the year ended December 31, 1996, the Company had gas sales to three unrelated purchasers which approximated 18%, 13% and 11% of total revenues. The Company believes that alternative purchasers are available, if necessary, to purchase its production at prices substantially similar to those being received by these purchasers.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- FINANCIAL INSTRUMENTS

     The following information is provided regarding the estimated fair value of certain on- and off-balance sheet financial instruments employed by the Company as of December 31, 1995 and 1996, and the methods and assumptions used to estimate the fair value of such financial instruments:

                                               DECEMBER 31, 1995         DECEMBER 31, 1996
                                            -----------------------   -----------------------
                                             CARRYING      FAIR        CARRYING      FAIR
                                              AMOUNT       VALUE        AMOUNT       VALUE
                                            ---------    ----------   ---------    ----------
                                                             (IN THOUSANDS)
Fixed-price natural gas energy swaps:
     Sales contracts.....................   $    (760)   $   29,500   $      --    $  19,000
     Purchase contracts..................          --        (4,000)         --        1,000
Fixed-price natural gas collars..........         n/a           n/a          --        1,000
Fixed-price natural gas physical
  delivery contracts (1).................       2,186       209,000       1,940      168,000
Natural gas basis swaps..................         n/a           n/a          --        1,000
Fixed-price crude oil energy swaps.......          --         1,000          --           --
Bank debt (2)............................    (216,000)     (216,000)   (245,000)    (245,000)
Subordinated debt (2)....................     (98,760)     (108,695)    (98,907)    (106,000)
Interest rate swaps - fixed..............         152        (3,319)         --       (1,000)
Interest rate swaps - floating...........         n/a           n/a          --        1,000

--------------------
(1) - The Company's fixed-price delivery contracts, which are not financial instruments pursuant to Statement of Financial Accounting Standards No. 107, are presented for informational purposes only. See Note 11 -- Fixed-Price Contracts.
(2) - Carrying amounts do not include capitalized debt issuance costs. See Note 1 -- Significant Accounting Policies.

     Cash and cash equivalents, accounts receivable, short-term investments, deposits, accounts payable, revenues payable and accrued restoration liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments or to the criteria used to determine carrying value in the financial statements.

     The "fair value" of the Company's Fixed-Price Contracts as of December 31, 1995 and 1996, was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the fixed (or floating) prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes covered by each contract to arrive at an estimated future value.
This future value was then discounted at 10%. Due to the characteristics of the Company's contracts, an established market does not exist to determine a true fair value. Many factors, such as performance, basis and credit risks, have not been considered in the foregoing calculation. See Note 11
-- Fixed-Price Contracts. This calculation measures the amount by which such contracts are in- or out-of-the money in relation to market prices at each respective year-end. Since Fixed-Price Contracts are used to hedge natural gas and crude oil prices, any change in the value associated with such contracts is expected to be offset by an opposite change in the value of the Company's reserves.

       The fair value of bank debt at December 31, 1995 and 1996 was estimated to approximate the carrying amount. The fair value of subordinated debt as of such dates is determined by applying an estimated credit spread to quoted yields for treasury notes with comparable maturities to such debt.
The fair value of the Company's interest rate swaps for each of the years presented is based on quoted market prices as of such dates.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 -- FIXED-PRICE CONTRACTS

     DESCRIPTION OF CONTRACTS. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. In 1994, Fixed-Price Contracts hedged 98% of the Company's gas production not otherwise subject to fixed prices and 91% of its oil production. In 1995, Fixed-Price Contracts hedged 84% of the Company's gas production and 86% of its oil production. For the year ended December 31, 1996, Fixed-Price Contracts hedged 51% of the Company's gas production and 67% of its oil production. As of December 31, 1996, Fixed-Price Contracts are in place to hedge 349 Bcf of the Company's estimated future production from proved gas reserves and 362 MBbls of its estimated 1997 oil production.

     For energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. Under energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of December 31, 1996.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   YEARS ENDING DECEMBER 31,                       BALANCE
                                  -------------------------------------------------------------    THROUGH
                                    1997         1998         1999         2000         2001         2017         TOTAL
                                  ---------    ---------    ---------    ---------    ---------    ---------    ----------
NATURAL GAS SWAPS,
     OPTIONS AND FUTURES
SALES CONTRACTS
Contract volumes (BBtu).........      6,068       13,825       15,825        9,830        7,475       29,832        82,855
Weighted-average fixed price
     per MMBtu (1)..............  $    2.27    $    2.33    $    2.44    $    2.46    $    2.47       $ 3.08    $     2.65
Future fixed-price sales (M$)...  $  13,802    $  32,243    $  38,629    $  24,164    $  18,446    $  92,005    $  219,289
Future net revenues (M$) (2)....  $     999    $   2,381    $   3,973    $   2,489    $   1,852    $  22,866    $   34,560

PURCHASE CONTRACTS
Contract volumes (BBtu).........     (2,425)      (9,125)     (10,950)         --           --           --        (22,500)
Weighted-average fixed price
     per MMBtu (1)..............  $    2.05    $    2.09    $    2.18    $     --     $     --     $     --     $     2.13
Future fixed-price
     purchases (M$).............  $  (4,973)   $ (19,108)   $ (23,880)   $     --     $     --     $     --     $  (47,961)
Future net revenues (M$) (2)....  $     399    $     602    $     100    $     --     $     --     $     --     $    1,101

NATURAL GAS PHYSICAL
     DELIVERY CONTRACTS
Contract volumes (BBtu).........     33,111       36,060       28,204      26,749       27,300       134,096       285,520
Weighted-average fixed price
     per MMBtu (1)..............   $   2.49    $    2.64    $    2.84    $   3.04    $    3.19     $    4.11    $     3.42
Future fixed-price sales (M$)...   $ 82,442    $  95,130    $  80,125    $ 81,403    $  86,963     $ 551,455    $  977,518
Future net revenues (M$)(2).....   $  8,902    $  17,782    $  18,748    $ 22,486    $  26,568     $ 210,070    $  304,556

TOTAL NATURAL GAS
     CONTRACTS (3) (4)
Contract volumes (BBtu).........     36,754       40,760       33,079      36,579       34,775       163,928       345,875
Weighted-average fixed price
     per MMBtu (1)..............   $   2.48    $    2.66    $    2.87    $   2.89    $    3.03     $    3.93    $     3.32
Future fixed-price sales (M$)...   $ 91,271    $ 108,265    $  94,874    $105,567    $ 105,409     $ 643,460    $1,148,846
Future net revenues (M$) (2)....   $ 10,300    $  20,765    $  22,821    $ 24,975    $  28,420     $ 232,936    $  340,217

CRUDE OIL SWAPS AND
     FUTURES
Contract volumes (MBbls)........        362          --           --          --           --           --             362
Weighted-average fixed price
     per Bbl (1)................  $   22.32   $      --    $      --     $     --    $     --     $     --     $     22.32
Future fixed-price sales (M$)...  $   8,080   $      --    $      --     $     --    $     --     $     --     $     8,080
Future net revenues (M$) (2)....  $   (172)   $      --    $      --     $     --    $     --     $     --     $      (172)

-------------------------
(1) - The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts. See "Market Risk."

(2) - Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1996, as adjusted for basis. Future net revenues change as market prices and basis fluctuate. See "Market Risk."

(3) - Does not include basis swaps with notional volumes by year, as follows:
      1997 - 21.0 TBtu; 1998 - 24.5 TBtu; 1999 - 19.0 TBtu; 2000 - 21.3 TBtu;
      2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.

(4) - Does not include 3.0 TBtu of natural gas hedged by fixed-price collars for January through September 1997 with a weighted-average floor price of $2.30 per MMBtu and a weighted-average ceiling price of $2.84 per MMBtu.

      The estimates of the future net revenues and present value of the Company's Fixed-Price Contracts contained herein are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. Such estimates do not necessarily represent the fair market value of the Company's Fixed-Price Contracts or the actual future net revenues that will be received. The forward market prices for natural gas and oil are highly volatile, are dependent upon supply and demand factors in such forward market and may not correspond to the actual market prices at the settlement dates of the Company's Fixed-Price Contracts.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Such forward market prices are available in a limited over-the-counter market and are obtained from sources the Company believes to be reliable.

     ACCOUNTING. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheets or income statements related to changes in market value of the contracts. If a Fixed-Price Contract is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original term of the contract. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract. Also see Note 1 -- Significant Accounting Policies -- Hedging.

     In June 1996, the Company and an unaffiliated counterparty to one of its fixed-price contracts amended the terms of a fixed-priced natural gas contract to monetize the premium in the fixed prices provided by the contract. Pursuant to the amendment, the Company received a non-refundable payment in the amount of $25.0 million. As consideration for this payment, the weighted-average fixed price over the remaining 17 years of the contract was reduced from an average of $3.20 per MMBtu to an average of $2.37 per MMBtu, approximating the forward market prices for natural gas at the time. The payment has been reflected in the Company's balance sheet as a deferred hedging gain and is being amortized into earnings over the life of the original contract.

     CREDIT RISK. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility.

     Two Fixed-Price Contracts which hedge an aggregate 106 Bcf of natural gas as of December 31, 1996 are with independent power producers who sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of December 31, 1996, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for basis and discounted at 10%, was $135 million, or 71% of such net present value attributable to all of the Company's Fixed-Price Contracts. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1994, 1995 and 1996, these contracts contributed $5.1 million, $9.6 million and $.9 million, respectively, to natural gas sales. The ability of these independent power producers to perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO in recent years initiated judicial and regulatory proceedings designed to curtail power purchase obligations under its contracts with non-regulated power generators. As of December 31, 1996, NIMO had not been successful in these proceedings. On August 1, 1996, NIMO announced an offer to terminate 44 independent power contracts, including those to the Company's counterparties, in exchange for a combination of cash and debt securities from a newly restructured NIMO. The terms of the offer have not been made public. At this time, the likelihood of NIMO's proposal being accepted cannot be predicted, nor can any potential impact on future counterparty performance if the proposal is accepted. The Company has not experienced non-performance by any counterparty.

     MARKET RISK. The Company's Fixed-Price Contracts at December 31, 1996 hedge 349 Bcf of proved natural gas

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reserves, substantially all of which are proved developed reserves, and 362 MBbls of oil, at fixed prices. These contract quantities represent 41% and 2% of the Company's estimated proved natural gas and crude oil reserves, respectively, as of December 31, 1996. If the Company's proved reserves are produced at rates less than anticipated, the volumes specified under the Fixed-Price Contracts may exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for any excess volumes. The Company expects future production volumes to be equal to or greater than the volumes provided in its contracts.

     The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1994, 1995 and 1996, the Company received on an Mcf basis approximately 11%, 3% and 3% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. Such results do not include a $4.3 million basis loss recognized in the fourth quarter of 1995, discussed below. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 8%, 7% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base.
Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% move in price realization for hedged natural gas in 1997 represents a $913,000 change in gas sales. A 1% change in price realization for hedged oil production in 1997 represents an $81,000 change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

     In the first quarter of 1996, the Company experienced a significant widening of basis for certain of its Fixed-Price Contracts. These particular contracts have floating indices tied to the NYMEX natural gas contract or involve the purchase of gas in the spot market priced at or near the Henry Hub delivery point in Louisiana. Due to a significant increase in demand for natural gas in the Northeastern region of the United States, NYMEX prices for natural gas rose disproportionately in relation to the regional market prices received for the Company's natural gas. This temporary loss of correlation resulted in a $4.3 million charge in the fourth quarter of 1995 (when the anomaly was identified) to reflect the estimated basis loss incurred. To reduce exposure to Henry Hub basis volatility, the Company canceled a 20-Bcf contract with S.A. Louis Dreyfus et Cie in January 1996, receiving $1.6 million in proceeds. These proceeds are being amortized into oil and gas sales over the original 19-month contract term which commenced January 1996. The Company has also entered into several basis swaps with unaffiliated parties which are designed to substantially reduce exposure to basis volatility over the next six years.

     MARGINING. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1994, 1995 and 1996, the maximum aggregate amount of margin posted by the Company was $41.0 million, $23.4 million and $25.9 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1996, the Company had issued margin in the form of letters of credit and treasury bills totaling $20.3 million and $5.6 million, respectively. In addition, approximately 30 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 -- SUPPLEMENTAL INFORMATION - OIL AND GAS RESERVES (UNAUDITED)

     The following information summarizes the Company's net proved reserves of crude oil and natural gas and the present values thereof for the three years ended December 31, 1994, 1995 and 1996. Reserve estimates for these years have been prepared by the Company's petroleum engineers and reviewed by an independent engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. Future net revenue is estimated by such engineers using oil and gas prices in effect as of the end of each respective year with price escalations permitted only for those properties which have wellhead contracts allowing specific increases. Future operating costs estimated in each study are based on historical operating costs incurred. Reserve quantity estimates are calculated without regard to prices in the Company's Fixed-Price Contracts.

     The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. Such estimates are susceptible to revision in light of subsequent drilling and production history or as a result of changes in economic conditions.

     ESTIMATED QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED). The following table sets forth the Company's estimated proved reserves, all of which are located in the United States, for the years ended December 31, 1994, 1995 and 1996:

                                           1994                         1995                          1996
                                  -----------------------       -----------------------      -----------------------
                                    OIL            GAS           OIL             GAS          OIL             GAS
                                  (MBBLS)         (MMCF)        (MBBLS)         (MMCF)       (MBBLS)         (MMCF)
                                  -------        --------       -------        --------      -------        --------
PROVED RESERVES
Beginning of year................  20,867         502,018        19,317         574,025       20,360         753,919
Acquisition of proved reserves...   1,569          46,649         1,439         181,867        2,173          62,497
Extensions and discoveries.......     210          54,439           949          66,382        2,643          76,873
Revisions of previous estimates..  (1,344)         15,219         1,544          (7,738)         335          19,939
Sales of reserves in place.......    (112)         (1,218)       (1,194)         (9,353)        (165)           (119)
Production.......................  (1,873)        (43,082)       (1,695)        (51,264)      (1,849)        (63,910)
                                   ------         -------        ------         -------       ------         -------
End of year (1)..................  19,317         574,025        20,360         753,919       23,497         849,199
                                   ------         -------        ------         -------       ------         -------
                                   ------         -------        ------         -------       ------         -------
PROVED DEVELOPED RESERVES
Beginning of year................  14,839         378,000        13,089         433,306       14,839         630,604
                                   ------         -------        ------         -------       ------         -------
                                   ------         -------        ------         -------       ------         -------
End of year (1)..................  13,089         433,306        14,839         630,604       17,894         709,712
                                   ------         -------        ------         -------       ------         -------
                                   ------         -------        ------         -------       ------         -------

(1) - Totals for 1996 includes 5.5 MMBbls of proved oil reserves and 1.5 Bcf of proved natural gas reserves attributable to the Company's Levelland properties which were sold in January 1997. See Note 13 -- Subsequent Event.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED). The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interests in proved oil and gas reserves. The future net cash inflows were developed as follows:

     (1)  -    Estimates were made of quantities of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

     (2)  -    The estimated cash flows from future production of proved
               reserves were prepared on the basis of prices received at
               December 31, 1994, 1995 and 1996, as adjusted for the effects of the Company's existing Fixed- Price Contracts,  as follows:  1994
               - $16.08 per Bbl, $2.61 per Mcf; 1995 - $17.80 per Bbl, $2.60 per
               Mcf; and 1996 - $24.66 per Bbl, $3.55 per Mcf.

     (3)  -    The resulting future gross revenue streams were reduced by estimated future costs to develop and to produce the proved reserves, based on year-end estimates.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     (4)  -    Future income taxes were computed by applying the appropriate statutory tax rates to the future pretax net cash flows less the current tax basis of the properties involved and related carryforwards, giving effect to permanent differences and tax credits.

     (5)  -    The resulting future net revenue streams were reduced to present value amounts by applying a 10% discount factor.

                                                  DECEMBER 31,
                                   ------------------------------------------
                                      1994            1995           1996
                                   -----------    -----------    ------------
                                                   (IN THOUSANDS)

Future cash inflows..............  $ 1,806,890    $ 2,325,573    $  3,596,493
Future production costs..........     (467,704)      (686,476)     (1,053,989)
Future development costs.........     (119,426)      (107,596)       (125,074)
Discount at 10% per year.........     (603,755)      (793,989)     (1,299,696)
                                   -----------    -----------    ------------
Net present value of future
     net revenues................      616,005        737,512       1,117,734
Discounted future income taxes...     (139,184)      (174,215)       (314,290)
                                   -----------     ----------     -----------
Standardized measure of
 discounted future net cash
 flows (1) (2)...................  $   476,821     $  563,297     $   803,444
                                   -----------     ----------     -----------
                                   -----------     ----------     -----------
-------------
(1) - The standardized measure of discounted future net cash flows excluding the effect of the Company's Fixed-Price Contracts was $316.8 million, $431.0 million and $922.6 million as of December 31, 1994, 1995 and 1996, respectively.

(2) - The standardized measure of discounted future net cash flows as of December 31, 1996 includes $25.8 million attributable to the Company's Levelland properties which were sold in January 1997. See Note 13 -- Subsequent Event.

      The standardized measure information in the preceding table was derived from estimates of the Company's proved oil and gas reserves contained in studies prepared by petroleum engineers. These studies calculate the discounted present value of future net revenues from the Company's proved oil and gas reserves, determined without regard for the Company's Fixed-Price Contracts or consideration for future income tax consequences, at $359 million, $524 million and $1.304 billion as of December 31, 1994, 1995 and 1996, respectively. The standardized measure calculation, prepared pursuant to the provisions of Statement of Financial Accounting Standards No. 69, does not purport to represent the fair market value of the Company's oil and gas reserves. The foregoing information is presented for comparative purposes as of the Company's year-end and is not intended to reflect any changes in value which may result from future price fluctuations.



      Increases in the standardized measure and the net present value of future net revenues, including the effects of Fixed-Price Contracts, for 1996 were due, in part, to a significant increase in December 1996 natural gas and crude oil prices. Holding the reserve quantities set forth in the December 31, 1996 reserve study constant, the impact of using average 1996 natural gas and oil prices of $2.63 per Mcf and $21.18 per Bbl would have been to lower the standardized measure and present value calculations to $632 million and $834 million, respectively.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     CHANGES RELATING TO THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED). The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's oil and gas reserves for the years ended December 31, 1994, 1995 and 1996, were as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                 1994          1995            1996
                                                                 ----          ----            ----
                                                                          (IN THOUSANDS)

 Balance, beginning of year................................. $  457,579     $  476,821     $  563,297
 Acquisitions of proved reserves............................     32,105        116,229        116,263
 Extensions and discoveries, net of future development
   costs....................................................     28,731         52,823        147,817
 Revisions of previous quantity estimates...................      7,493          1,623         26,431
 Oil and gas sales, net of production costs.................   (104,871)      (128,014)      (140,943)
 Sales of reserves in place.................................     (1,935)        (7,953)          (614)
 Net changes in sales prices and production costs...........     13,303         48,242        140,205
 Development costs incurred and changes in estimated
   future development costs.................................      3,188         30,279         13,099
 Net change in income taxes.................................     (7,776)       (35,031)      (140,076)
 Accretion of discount......................................     58,899         61,600         73,751
 Changes in timing of production and other (1)..............     (9,895)       (53,322)         4,214
                                                             ----------     ----------     ----------
 Balance, end of year....................................... $  476,821     $  563,297     $  803,444
                                                             ----------     ----------     ----------
                                                             ----------     ----------     ----------

-------------
(1) - The decrease in this caption for 1995 reflects the impact of a higher average discount rate resulting from a change in the timing of future cash flows.

NOTE 13 -- SUBSEQUENT EVENT

 In January 1997, the Company completed the sale of its West Texas Levelland properties to an unrelated third party. The Company received total sales proceeds of $27.1 million, subject to closing costs and adjustments. The sale will result in an estimated pre-tax gain, after sales commission, of $8.5 million, to be recorded in the first quarter of 1997. At December 31, 1996, the Levelland properties had 5.5 MMBbls of proved oil reserves and 1.5 Bcf of proved natural gas reserves, net to the Company's interest. The proceeds were applied to outstanding indebtedness under the Credit Facility.

NOTE 14 -- QUARTERLY RESULTS  (UNAUDITED)


                                                  1995                                             1996
                                --------------------------------------------    ----------------------------------------------
                                 FIRST      SECOND        THIRD      FOURTH      FIRST         SECOND      THIRD       FOURTH
                                QUARTER     QUARTER      QUARTER     QUARTER     QUARTER      QUARTER     QUARTER      QUARTER
                                -------     -------      -------     -------     -------      ------      -------      -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenues (1).................. $39,410     $38,173      $43,554     $41,811     $39,850      $45,816     $48,988      $54,851
 Operating profit (loss) (2)...  17,526      17,594       18,596         (50)     14,570       17,376      20,395       22,392
 Net income (loss) (2).........   5,804       5,732        5,591      (6,110)      2,252        4,534       6,510        7,806
 Net income (loss) per share...     .21         .21          .20        (.22)        .08          .16         .23          .28


-------------
(1) - Increases in revenues are largely attributable to development activities during 1995 and 1996 and the acquisition of proved reserves in the third quarter of 1995 and the second quarter of 1996. See Note 3 -- Property Acquisitions.

(2) - The operating loss and the net loss in the fourth quarter of 1995 were primarily due to a $15.7 million impairment charge recorded in connection with the adoption of SFAS 121 and the recognition of a $4.3 million basis loss. See Note 1 -- Significant Accounting Policies and Note 11 -- Fixed-Price Contracts.

                         LOUIS DREYFUS NATURAL GAS CORP.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                             BALANCE AT    ADDITIONS             BALANCE AT
                                            BEGINNING OF   CHARGED TO              END OF
                                              PERIOD         EXPENSE     OTHER     PERIOD
                                            ------------   ----------    -----   ----------
DESCRIPTION:
December 31, 1996 (1)
Allowance for doubtful accounts -
  Joint interest and other receivables....      $1,086         $ 25      $(25)     $1,086
                                                ------         ----      ----      ------
                                                ------         ----      ----      ------
December 31, 1995 (1)
Allowance for doubtful accounts -
  Joint interest and other receivables....      $1,022         $100      $(36)     $1,086
                                                ------         ----      ----      ------
                                                ------         ----      ----      ------
December 31, 1994 (1)
Allowance for doubtful accounts -
  Joint interest and other receivables....      $  760         $262      $ --      $1,022
                                                ------         ----      ----      ------
                                                ------         ----      ----      ------

-------------------
(1) - Increases during 1994, 1995 and 1996 relate to provisions for doubtful accounts charged to general and administrative expense.

INDEX TO EXHIBITS


EXHIBIT
  NO.                       DESCRIPTION OF EXHIBIT
-------                     ----------------------

  3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

  3.2 Certificate of Merger of the Registrant dated September 9, 1993 (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

  3.3 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

  3.4 Certificate of Merger of the Registrant dated November 1, 1993 (Incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

  4.1 Indenture agreement dated as of June 15, 1994 for $100,000,000 of 9-1/4% Senior Subordinated Notes due 2004 between Louis Dreyfus Natural Gas Corp., as Issuer, and Bank of Montreal Trust Company, as Trustee (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended September 30, 1994).

 10.1 Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective February 1997.

 10.2 Form of Indemnification Agreement with directors of the Registrant (Incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

 10.3 Registration Rights Agreement between the Registrant and Louis Dreyfus Natural Gas Holdings Corp. (Incorporated by reference to
        Exhibit 10.3 of the Registrant's Registration Statement on Form S-1, Registration No. 33-76828).

 10.4 Amendment dated December 22, 1993 to Registration Rights Agreement between the Registrant, Louis Dreyfus Natural Gas Holdings Corp. and S.A. Louis Dreyfus et Cie (Incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-76828).

 10.5 Services Agreement between the Registrant and Louis Dreyfus Holding Company, Inc. (Incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement Form S-1, Registration No. 33-76828).

 10.6 Loan Agreement dated as of October 6, 1994, among Louis Dreyfus Natural Gas Corp., as Borrower, Banque Paribas (New York Branch), as Administrative Agent, Banque Paribas (New York Branch), Bank of Montreal and Citibank, N.A., as Co-Agents (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1994).

 10.7 Amendment to Loan Agreement dated as of July 31, 1996 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended June 30, 1996).

 10.8 Gas Purchase Contract, as amended, dated December 21, 1972 between Lone Star Gas Company and the Registrant (successor by assignment) (Incorporated by reference to Exhibit 10.15 of the Registrant's Registration Statement on Form S-l, Registration No. 33-69102).

  10.9 Swap Agreement dated November 1, 1993 between the Registrant and Louis Dreyfus Energy Corp. (Incorporated by reference to Exhibit
        10.17 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

  10.10 Memorandum of Agreement for a natural gas swap dated September 16, 1994, between Louis Dreyfus Natural Gas Corp. and Louis Dreyfus Energy Corp. (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended September 30, 1994).

  10.11 Louis Dreyfus Deferred Compensation Stock Equivalent Plan
        (Incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

  10.12 Memorandum of Agreement, effective January 10, 1996, for the cancellation of a natural gas swap between the Registrant and Louis Dreyfus Energy Corp. (Incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31,
        1995).

  10.13 Notice of Execution for a natural gas swap transaction between Louis Dreyfus Natural Gas Corp. and Duke/Louis Dreyfus L.L.C. dated April 1, 1996. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31, 1996).

  10.14 Amendment to Option Agreement of Simon B. Rich, Jr.

  10.15 Form of Amendment to Outstanding Option Agreements of Employees.

  10.16 Form of Amendment to Outstanding Option Agreements of Non-Employee Directors.

  21.1  List of subsidiaries of the Registrant.

  23.1  Consent of Independent Auditors.

  24.1  Powers of Attorney.

  27.1  Financial Data Schedule.