Form 10-K405/A
period 1996-12-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1997-03-19
CIK 912264

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1

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

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.

                        LOUIS DREYFUS NATURAL GAS CORP.
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                     PART I

Item 1 -- BUSINESS.....................................................    3
   General.............................................................    4
   Business Strategy...................................................    4
   Forward-Looking Statements..........................................    4
   Recent Developments.................................................    5
   Acquisitions........................................................    5
   Marketing...........................................................    6
   Competition.........................................................    7
   Regulation..........................................................    7
   Certain Operational Risks............................................  10
   Employees...........................................................   10
   Relationship Between the Company and S.A. Louis Dreyfus et Cie......   10
   Potential Conflicts of Interest.....................................   11
   Certain Definitions.................................................   11

Item 2 -- PROPERTIES...................................................   13
   General.............................................................   13
   Core Areas..........................................................   13
   Exploration Prospects...............................................   16
   Reserves............................................................   17
   Costs Incurred and Drilling Results.................................   18
   Acreage.............................................................   19
   Productive Well Summary.............................................   19
   Title to Properties.................................................   20

Item 3 -- LEGAL PROCEEDINGS............................................   20

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   20

                                   PART II

Item 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS..........................................   21

Item 6 -- SELECTED FINANCIAL DATA......................................   22

Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..........................   23
   Overview............................................................   23
   Results of Operations - Fiscal Year 1996 Compared
   to Fiscal Year 1995.................................................   25
   Results of Operations - Fiscal Year 1995 Compared
   to Fiscal Year 1994.................................................   27
   Capital Resources and Liquidity.....................................   28
   Commitments and Capital Expenditures................................   30
   Fixed-Price Contracts...............................................   31
   Sonora Gas Contract.................................................   35
   Outlook for Fiscal Year 1997........................................   35

Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   37

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

    PRICE RISK MANAGEMENT. The Company manages a portion of the risks associated with decreases in prices of natural gas and crude oil through long-term fixed-price physical delivery contracts and financial contracts. Since 1990, the Company has generated $41 million in additional revenues through its price risk management strategies. At December 31, 1996, the pre-tax present value
    (discounted at 10%) of the estimated future net revenues for such contracts, based on the difference between contract prices and forward market prices, was approximately $190 million. These fixed-price contracts provide a base of predictable cash flows for a portion of the Company's gas and oil sales, thereby enabling the Company to pursue its capital expenditures with a greater degree of assurance. Recently, a lesser portion of the Company's production has been hedged due to the Company's reluctance to sell into a forward market where prices trend down or are essentially flat over the next several years. In 1996, 53% of the Company's production was sold pursuant to fixed-price contracts, reduced from 83% in 1995.

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

    FINANCIAL RESULTS. The Company reported record earnings and cash flows from operating activities for the year ended December 31, 1996, primarily as the result of higher oil and gas production. Net income and cash flows from operating activities were $21.1 million and $101.8 million, respectively. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal Year 1996 Compared to Fiscal Year 1995."

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

REGULATION

    The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies at the federal, state and local level have issued rules and regulations affecting the oil and gas industry, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations. The Company believes that its operations and facilities comply in all material respects with applicable laws and regulations as currently in effect and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's operations than on other similar companies in the oil and gas industry.

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

                                   PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "LD". As of February 12, 1997, the Company estimates that there were approximately 1,000 beneficial owners of its Common Stock. The high and low sales prices for the Company's Common Stock during each quarter in the years ended December 31, 1995 and 1996, were as follows:

     COMMON STOCK MARKET PRICES

                                      1995                 1996
                                 ----------------    ----------------
                                  HIGH      LOW       HIGH       LOW
                                 ------    ------    ------    ------
     QUARTER:
     First....................   $14.38    $11.25    $15.13    $10.38
     Second...................    16.50     13.88     15.13     10.75
     Third....................    15.00     12.00     15.75     13.25
     Fourth...................    15.63     13.00     18.00     15.00


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

     SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                   1992        1993        1994        1995        1996
                                                 --------    --------    --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Oil and gas sales.............................   $ 59,821    $ 92,912    $138,584    $163,366    $185,558
Other income (loss)...........................        630       2,269       1,953        (418)      3,947
                                                 --------    --------    --------    --------    --------
   Total revenues.............................     60,451      95,181     140,537     162,948     189,505
                                                 --------    --------    --------    --------    --------
Operating costs...............................     16,217      26,715      33,713      35,352      44,615
General and administrative....................      6,448      11,822      15,309      16,631      16,325
Exploration costs.............................         --          --          --          --       4,965
Depreciation, depletion and amortization......     25,148      38,649      53,321      57,796      65,278
Impairment of oil and gas properties (1)......         --          --       5,300      15,694          --
Interest......................................      9,939      14,364      16,856      21,736      26,822
                                                 --------    --------    --------    --------    --------
   Total expenses.............................     57,752      91,550     124,499     147,209     158,005
                                                 --------    --------    --------    --------    --------
Income before income taxes....................      2,699       3,631      16,038      15,739      31,500
Income taxes..................................        820       1,371       5,292       4,722      10,398
                                                 --------    --------    --------    --------    --------
Net income....................................   $  1,879    $  2,260    $ 10,746    $ 11,017    $ 21,102
                                                 --------    --------    --------    --------    --------
                                                 --------    --------    --------    --------    --------
Net income per share..........................   $    .09    $    .11    $    .39    $    .40    $    .76
Weighted average common shares outstanding....     20,000      21,042      27,800      27,800      27,800

STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities.....   $ 22,272    $ 52,666    $ 80,894    $ 89,515    $101,761
Net cash used in investing activities.........    126,666     180,038     102,969     171,540     150,857
Net cash provided by financing activities.....     98,450     138,559      13,701      80,629      55,261
EBITDA (2)....................................     40,096      59,228      94,844     111,809     123,915

                                                                    AS OF DECEMBER 31,
                                                 --------------------------------------------------------
                                                   1992        1993        1994        1995        1996
                                                 --------    --------    --------    --------    --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Oil and gas properties, net...................   $260,451    $432,842    $483,214    $584,900    $652,257
Total assets..................................    290,354     481,488     528,261     634,937     733,613
Long-term debt, including current portion.....    191,631     203,955     215,010     314,760     343,907
Stockholders' equity..........................     74,166     213,818     224,564     242,581     263,693

-------------------
(1) - The impairment for 1994 was recorded in connection with the sale of approximately one-half of the Company's ownership in an offshore property. The 1995 impairment was recorded in connection with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal Year 1995 Compared to Fiscal Year 1994 -- Impairment of Oil and Gas Properties."
(2) - EBITDA is defined herein as income (excluding gains and losses on sales and retirements of assets and non-cash charges) before interest, income taxes, and depreciation, depletion and amortization, but after exploration costs ($5.0 million in 1996). EBITDA is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. The Company's bank credit facility and the indenture agreement for the 9-1/4% Senior Subordinated Notes due 2004 include certain covenants based in part on EBITDA. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."

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

    IMPAIRMENT OF OIL AND GAS PROPERTIES. In the fourth quarter of 1995, the Company adopted the provisions of SFAS 121, pursuant to which the Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment. See Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein. The implementation of SFAS 121 resulted in a pre-tax impairment charge of $15.7 million for the year ended December 31, 1995, affecting approximately 5% of the Company's 327 fields. No impairment was incurred for the year ended December 31, 1996.

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

    IMPAIRMENT OF OIL AND GAS PROPERTIES. In the fourth quarter of 1995, the Company adopted the provisions of SFAS 121, pursuant to which the Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment. See Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein. The implementation of SFAS 121 resulted in a pre-tax impairment charge of $15.7 million for the year ended December 31, 1995, affecting approximately 5% of the Company's 327 fields.

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

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOWS. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the three years ended December 31, 1994, 1995 and 1996, the Company expended $103.8 million, $185.3 million and $134.2 million, respectively, in oil and gas property acquisition, exploration and development activities and currently anticipates spending $100 million in exploration and development activities in 1997. See "--Commitments and Capital Expenditures." Such investments comprised substantially all of the total cash flow invested by the Company during the three-year period. Variations in capital expenditure levels over the three-year period are primarily tied to the amount of proved property acquisitions made in each year. For the three-year period, cash flows from operating activities were $80.9 million, $89.5 million and $101.8 million, representing 78%, 48% and 76%, respectively, of the oil and gas property investments made for each year. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reductions of both cash flows from operating activities and the amount available for borrowing under the bank credit facility. This, in turn, could impact the amount of capital investment. See "--Fixed-Price Contracts" and "--Credit Facility." The growth achieved in cash flows from operating activities over this period is discussed under "--Results of Operations--Fiscal Year 1996 Compared to Fiscal Year 1995" and "--Results of Operations--Fiscal Year 1995 Compared to Fiscal Year 1994."

     Cash flows from financing activities were a significant source of funding for the Company's investing activities over the three-year period ended December 31, 1996. The Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of subordinated notes to fund its investing activities. For the three years ended December 31, 1994, 1995 and 1996, net amounts borrowed under such arrangements were $15.5 million, $99.6 million and $29.0 million, or 15%, 54% and 22%, respectively, of the oil and gas investments made for each year.
The Company's bank credit facilities, the availability thereunder, and the subordinated notes are discussed in greater detail below. In addition, for the year ended December 31, 1996, the Company received $26.2 million of deferred hedging gains, the majority of which was received in connection with the amendment of a certain Fixed-Price Contract. See "--Fixed-Price Contracts--Accounting."

     The Company's EBITDA increased from $94.8 million in 1994 to $111.8 million in 1995 and $123.9 million in 1996. EBITDA is defined herein as income (excluding gains and losses on sales and retirements of assets and non-cash charges) before interest, income taxes and DD&A, but after exploration costs ($5.0 million in 1996). Increases in EBITDA have occurred primarily as a result of increases in the Company's oil and gas sales.
EBITDA is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. The Company's bank credit facility and the indenture agreement for the 9-1/4% Senior Subordinated Notes due 2004 include certain covenants based in part on EBITDA. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other income or cash flows data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

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

     A reconciliation of the notional amounts of the Company's interest rate swaps for each of the three years ended December 31, 1994, 1995 and 1996, is as follows:

 INTEREST RATE SWAPS - NOTIONAL AMOUNTS

                                               YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                              1994       1995       1996
                                            --------   --------   --------
                                                    (IN THOUSANDS)
Notional amount of fixed interest rate
 swaps, beginning of year................   $170,000   $ 86,000   $203,000
  Interest rate swaps added..............      9,000    155,000         --
  Interest rate swap settlements.........    (38,000)   (38,000)   (17,000)
  Interest rate swaps canceled...........    (55,000)        --         --
                                            --------   --------   --------
Notional amount of fixed interest rate
 swaps, end of year......................   $ 86,000   $203,000   $186,000
                                            --------   --------   --------
                                            --------   --------   --------
Notional amount of floating interest
 rate swaps, beginning of year...........   $     --   $     --   $     --
  Interest rate swap added...............         --         --     25,000
                                            --------   --------   --------
Notional amount of floating interest
 rate swaps, end of year.................   $     --   $     --   $ 25,000
                                            --------   --------   --------
                                            --------   --------   --------

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

     FIXED-PRICE CONTRACTS

                                               YEARS ENDING DECEMBER 31,                 BALANCE
                                   --------------------------------------------------    THROUGH
                                     1997      1998       1999       2000      2001        2017      TOTAL
                                   -------   --------   --------   --------   -------    --------   --------
NATURAL GAS SWAPS, OPTIONS
  AND FUTURES
SALES CONTRACTS
Contract volumes (BBtu)...........   6,068     13,825     15,825      9,830      7,475     29,832       82,855
Weighted-average fixed price
  per MMBtu (1)................... $  2.27   $   2.33   $   2.44   $   2.46   $   2.47   $   3.08   $     2.65
Future fixed-price sales (M$)..... $13,802   $ 32,243   $ 38,629   $ 24,164   $ 18,446   $ 92,005   $  219,289
Future net revenues (M$) (2)...... $   362   $  2,381   $  3,973   $  2,489   $  1,852   $ 22,866   $   33,923

PURCHASE CONTRACTS
Contract volumes (BBtu)...........  (2,425)    (9,125)   (10,950)        --         --         --      (22,500)
Weighted-average fixed price
  per MMBtu (1)................... $  2.05   $   2.09   $   2.18   $     --   $     --   $     --   $     2.13
Future fixed-price purchases (M$). $(4,973)  $(19,108)  $(23,880)  $     --   $     --   $     --   $  (47,961)
Future net revenues (M$) (2)...... $   399   $    602   $    100   $     --   $     --   $     --   $    1,101

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS
Contract volumes (BBtu)...........  33,111     36,060     28,204     26,749     27,300    134,096      285,520
Weighted-average fixed price
  per MMBtu (1)................... $  2.49   $   2.64   $   2.84   $   3.04   $   3.19   $   4.11   $     3.42
Future fixed-price sales (M$)..... $82,442   $ 95,130   $ 80,125   $ 81,403   $ 86,963   $551,455   $  977,518
Future net revenues (M$) (2)...... $ 8,902   $ 17,782   $ 18,748   $ 22,486   $ 26,568   $210,070   $  304,556

TOTAL NATURAL GAS
  CONTRACTS (3) (4)
Contract volumes (BBtu)...........  36,754     40,760     33,079     36,579     34,775    163,928      345,875
Weighted-average fixed price
  per MMBtu (1)................... $  2.48   $   2.66   $   2.87   $   2.89   $   3.03   $   3.93   $     3.32
Future fixed-price sales (M$)..... $91,271   $108,265   $ 94,874   $105,567   $105,409   $643,460   $1,148,846
Future net revenues (M$) (2)...... $ 9,663   $ 20,765   $ 22,821   $ 24,975   $ 28,420   $232,936   $  339,580

CRUDE OIL SWAPS AND FUTURES
Contract volumes (MBbls)..........     362        --          --         --         --         --          362
Weighted-average fixed price
  per Bbl (1)..................... $ 22.32   $    --    $     --   $     --   $     --   $     --   $    22.32
Future fixed-price sales (M$)..... $ 8,080   $    --    $     --   $     --   $     --   $     --   $    8,080
Future net revenues (M$) (2)...... $  (172)  $    --    $     --   $     --   $     --   $     --   $     (172)

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

     CREDIT RISK. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility. The Company has not experienced non-performance by any Counterparty.

     Two Fixed-Price Contracts which hedge an aggregate 106 Bcf of natural gas as of December 31, 1996 are with independent power producers ("IPPs") which sell electrical power under firm fixed-price contracts to Niagara
Mohawk Corporation ("NIMO"), a New York state utility. At December 31, 1996, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for basis and discounted at 10%, was $135 million, or 71% of such net present value attributable to all of the Company's Fixed-Price Contracts. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1994, 1995 and 1996, these contracts contributed $5.1 million, $9.6 million and $.9 million, respectively, to natural gas sales. The ability of these IPPs to perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's Fixed-Price Contracts described above, and has further stated that its future financial prospects are dependent on its ability to resolve the obligations, along with a number of other matters. On March 10, 1997, NIMO announced that an agreement in principle had been reached with 19 IPPs, including those who are counterparties to the Company's contracts, to restructure or terminate numerous power purchase contracts. This agreement in principle is subject to negotiation of final agreements, regulatory and shareholder approvals and other conditions, and the specific terms of the proposed agreements with the Company's counterparties have not been disclosed to the Company. The Company is unable to determine the effect of these proposed agreements on the Company. However, to the extent NIMO is successful in reducing its obligations to purchase power from the Company's counterparties, the ability of such counterparties to continue to purchase natural gas from the Company under existing Fixed-Price Contracts may be adversely affected, which may in turn have an adverse effect on the Company.

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

  *10.1 Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective February 1997 (previously filed).

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

    10.13 Notice of Execution for a natural gas swap transaction between Louis Dreyfus Natural Gas Corp. and Duke/Louis Dreyfus L.L.C. dated April 1, 1996. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31,
              1996).

   *10.14 Amendment to Option Agreement of Simon B. Rich, Jr. (previously filed).

   *10.15 Form of Amendment to Outstanding Option Agreements of Employees (previously filed).

   *10.16 Form of Amendment to Outstanding Option Agreements of Non-Employee Directors (previously filed).

    21.1      List of subsidiaries of the Registrant.

    23.1      Consent of Independent Auditors.

    24.1      Powers of Attorney (previously filed).

    27.1      Financial Data Schedule.

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

                                            LOUIS DREYFUS NATURAL GAS CORP.

Date: March 18, 1997                        By:     /s/  JEFFREY A. BONNEY
                                               -------------------------------
                                                      Jeffrey A. Bonney
                                                   Vice President and Chief
                                                     Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                         TITLE                      DATE
        ----------                         -----                      ----

SIMON B. RICH, JR.*           Chairman of the Board of          March 18, 1997
---------------------------   Directors
Simon B. Rich, Jr.

MARK E. MONROE*               President, Chief Executive        March 18, 1997
---------------------------   Officer and Director
Mark E. Monroe                (Principal Executive Officer)

RICHARD E. BROSS*             Executive Vice President and      March 18, 1997
---------------------------   Director
Richard E. Bross

PETER B. FRITZINGER*          Chief Financial Officer           March 18, 1997
---------------------------   and Treasurer (Principal
Peter B. Fritzinger           Financial Officer)

/s/ JEFFREY A. BONNEY         Vice President and                March 18, 1997
---------------------------   Chief Accounting Officer
Jeffrey A. Bonney             (Principal Accounting Officer)

GERARD LOUIS-DREYFUS*         Director                          March 18, 1997
---------------------------
Gerard Louis-Dreyfus

DANIEL R. FINN, JR.*          Director                          March 18, 1997
---------------------------
Daniel R. Finn, Jr.

JOHN J. HOGAN, JR.*           Director                          March 18, 1997
---------------------------
John J. Hogan, Jr.

JAMES T. RODGERS, III*        Director                          March 18, 1997
---------------------------
James T. Rodgers, III

*By:     /s/ JEFFREY A. BONNEY
    --------------------------------
            Jeffrey A. Bonney
             ATTORNEY-IN-FACT

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

Schedule II - Consolidated Valuation and Qualifying Accounts............. F-27

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



                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
January 31, 1997,
except for the second paragraph of Note 13, as to which the date is March 10, 1997

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                   A S S E T S

                                                         DECEMBER  31,
                                                    ----------------------
                                                      1995         1996
                                                    ---------    ---------
CURRENT ASSETS
Cash and cash equivalents.........................  $   1,584    $   7,749
Receivables:
  Oil and gas sales...............................     23,443       33,579
  Joint interest and other, net...................      5,300        5,358
Deposits..........................................      3,900        5,592
Inventory and other...............................      3,095        3,147
                                                    ---------    ---------
     Total current assets.........................     37,322       55,425
                                                    ---------    ---------
PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting....................    762,654      907,027
Less accumulated depreciation, depletion and
 amortization.....................................   (172,801)    (235,162)
                                                    ---------    ---------
                                                      589,853      671,865
                                                    ---------    ---------
OTHER ASSETS, net.................................      7,762        6,323
                                                    ---------    ---------
                                                    $ 634,937    $ 733,613
                                                    ---------    ---------
                                                    ---------    ---------

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
Accounts payable..................................  $  21,458    $  36,415
Accrued liabilities...............................      7,912        7,251
Revenues payable..................................      4,687        7,419
                                                    ---------    ---------
     Total current liabilities....................     34,057       51,085
BANK DEBT.........................................    216,000      245,000
SUBORDINATED DEBT.................................     98,760       98,907
DEFERRED REVENUE..................................     25,627       19,049
DEFERRED HEDGING GAINS............................         --       26,226
OTHER LONG-TERM LIABILITIES.......................      4,285        6,961
DEFERRED INCOME TAXES.............................     13,627       22,692
                                                    ---------    ---------
                                                      392,356      469,920
                                                    ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding........         --           --
Common stock, par value $.01; 100 million
  shares authorized; issued and outstanding,
  27,800,000 and 27,800,750 shares, respectively..        278          278
Additional paid-in capital........................    197,291      197,301
Retained earnings.................................     45,012       66,114
                                                    ---------    ---------
                                                      242,581      263,693
                                                    ---------    ---------
                                                    $ 634,937    $ 733,613
                                                    ---------    ---------
                                                    ---------    ---------


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

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       LOUIS DREYFUS NATURAL GAS CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1994           1995            1996
                                                           ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $  10,746      $  11,017      $  21,102
Items not affecting cash flows:
  Depreciation, depletion, amortization and impairment...     61,146         74,097         65,278
  Deferred income taxes..................................      3,183          3,348          9,065
  Exploration costs......................................         --             --          4,965
  Other..................................................      1,064            640            571
Net change in operating assets and liabilities:
  Accounts receivable....................................     (4,441)        (8,578)       (10,194)
  Deposits...............................................     (1,265)          (679)        (1,692)
  Inventory and other....................................       (113)        (1,074)           (52)
  Accounts payable.......................................      5,939          5,982         14,957
  Accrued liabilities....................................      4,267             40           (661)
  Revenues payable.......................................        368            412          2,732
  Deferred revenue.......................................         --          4,310         (4,310)
                                                           ---------      ---------      ---------
                                                              80,894         89,515        101,761
                                                           ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures........................   (103,796)      (185,258)      (134,222)
Additions to other property and equipment................     (1,738)        (1,528)       (17,660)
Proceeds from sale of property and equipment.............      3,947         15,125          1,101
Change in other assets...................................     (1,382)           121            (76)
                                                           ---------      ---------      ---------
                                                            (102,969)      (171,540)      (150,857)
                                                           ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings..................     50,928        240,350        241,240
Repayments of long-term bank borrowings..................   (131,750)      (140,747)      (212,240)
Net proceeds from issuance of subordinated debt..........     96,317             --             --
Repayments to affiliate..................................     (6,736)            --             --
Proceeds from stock options exercised....................         --             --             10
Proceeds from issuance of fixed-price contract...........     22,028             --             --
Change in deferred revenue...............................    (16,727)       (18,590)        (2,268)
Change in deferred hedging gains.........................         --             --         26,226
Change in other long-term liabilities....................       (359)          (384)         2,293
                                                           ---------      ---------      ---------
                                                              13,701         80,629         55,261
                                                           ---------      ---------      ---------
Change in cash and cash equivalents......................     (8,374)        (1,396)         6,165
Cash and cash equivalents, beginning of year.............     11,354          2,980          1,584
                                                           ---------      ---------      ---------
Cash and cash equivalents, end of year...................  $   2,980      $   1,584      $   7,749
                                                           ---------      ---------      ---------
                                                           ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Interest paid, net of capitalized interest...............  $  16,983      $  18,851      $  25,254
Income taxes paid........................................        225          3,533          1,387
                                                           ---------      ---------      ---------
                                                           $  17,208      $  22,384      $  26,641
                                                           ---------      ---------      ---------
                                                           ---------      ---------      ---------


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

    In 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Pursuant to SFAS 121, the Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment, whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. In order to determine whether an impairment has occurred, the Company estimates the expected future net cash flows from its oil and gas properties, as of the date of determination, and compares such future cash flows to the respective carrying amounts. Those oil and gas properties which have carrying amounts in excess of estimated

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


future cash flows are deemed impaired. The carrying value of these properties is adjusted to an estimated fair value by discounting the estimated expected future cash flows attributable to such properties at a discount rate estimated to be representative of the market for such properties. The excess is charged to expense and may not be reinstated. The adoption of SFAS 121, in conjunction with the completion of the Company's proved reserve estimates as of December 31, 1995, led to a review of the Company's oil and gas properties on a field-by-field basis for indications of impairment. Such review resulted in the recognition of an impairment charge of $15.7 million for the year ended December 31, 1995. Prior to the adoption of SFAS 121, the net capitalized costs of total proved properties were compared to total undiscounted estimated future net cash flows (including income tax considerations) from total proved reserves. Any excess was charged to expense in the period in which the excess occurred.

     The Company provides for the estimated cost, at current prices, of dismantling and removing oil and gas production facilities. Such estimated costs are capitalized and amortized over the life of the related oil and gas property. As of December 31, 1995 and 1996, the Company had accrued estimated total future dismantling and restoration costs of $1.9 million.

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

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 2 -- PROPERTY AND EQUIPMENT

     CAPITALIZED COSTS. The Company's oil and gas acquisition, exploration and development activities are conducted primarily in Texas, Oklahoma and New Mexico. The following table summarizes the capitalized costs associated with these activities:

                                                          DECEMBER 31,
                                                   -------------------------
                                                      1995           1996
                                                   ----------     ----------
                                                          (IN THOUSANDS)
     Oil and gas properties:
     Proved......................................  $  749,584     $  873,546
     Unproved....................................       2,280          6,657
     Accumulated depreciation, depletion and
      amortization..............................    (166,964)      (227,946)
                                                   ----------     ----------
                                                      584,900        652,257
                                                   ----------     ----------
     Other property and equipment................      10,790         26,824
     Accumulated depreciation....................      (5,837)        (7,216)
                                                   ----------     ----------
                                                        4,953         19,608
                                                   ----------     ----------
                                                   $  589,853     $  671,865
                                                   ----------     ----------
                                                   ----------     ----------

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

NOTE 9 -- SIGNIFICANT CUSTOMERS

     The Company's oil and gas sales at the wellhead are sold under contracts with various purchasers. For the year ended December 31, 1994, gas sales to Lone Star Gas Company and GPM Gas Corporation approximated 28% and 10% of total revenues, respectively. Sales to Lone Star Gas Company in 1995 represented 30% of total revenues for that year. For the year ended December 31, 1996, gas sales to Valero Industrial Gas, L.P., HPL Resources Corp. and GPM Gas Corporation approximated 18%, 13% and 11% of total revenues, respectively. The Company believes that alternative purchasers are available, if necessary, to purchase its production at prices substantially similar to those received from these significant purchasers in 1996.

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

     The "fair value" of the Company's Fixed-Price Contracts as of December 31, 1995 and 1996, was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the fixed (or floating) prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes covered by each contract to arrive at an estimated future value.
This future value was then discounted at 10%. Due to the characteristics of the Company's contracts, an established market does not exist to determine a true fair value. Many factors, such as performance, basis and credit risks, have not been considered in the foregoing calculation. See Note 11
-- Fixed-Price Contracts and Note 13--Subsequent Events. This calculation measures the amount by which such contracts are in- or out-of-the money in relation to market prices at each respective year-end. Since Fixed-Price Contracts are used to hedge natural gas and crude oil prices, any change in the value associated with such contracts is expected to be offset by an opposite change in the value of the Company's reserves.

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

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   YEARS ENDING DECEMBER 31,                       BALANCE
                                  -------------------------------------------------------------    THROUGH
                                    1997         1998         1999         2000         2001         2017         TOTAL
                                  ---------    ---------    ---------    ---------    ---------    ---------    ----------
NATURAL GAS SWAPS,
     OPTIONS AND FUTURES
SALES CONTRACTS
Contract volumes (BBtu).........      6,068       13,825       15,825        9,830        7,475       29,832        82,855
Weighted-average fixed price
     per MMBtu (1)..............  $    2.27    $    2.33    $    2.44    $    2.46    $    2.47       $ 3.08    $     2.65
Future fixed-price sales (M$)...  $  13,802    $  32,243    $  38,629    $  24,164    $  18,446    $  92,005    $  219,289
Future net revenues (M$) (2)....  $     362    $   2,381    $   3,973    $   2,489    $   1,852    $  22,866    $   33,923

PURCHASE CONTRACTS
Contract volumes (BBtu).........     (2,425)      (9,125)     (10,950)         --           --           --        (22,500)
Weighted-average fixed price
     per MMBtu (1)..............  $    2.05    $    2.09    $    2.18    $     --     $     --     $     --     $     2.13
Future fixed-price
     purchases (M$).............  $  (4,973)   $ (19,108)   $ (23,880)   $     --     $     --     $     --     $  (47,961)
Future net revenues (M$) (2)....  $     399    $     602    $     100    $     --     $     --     $     --     $    1,101

NATURAL GAS PHYSICAL
     DELIVERY CONTRACTS
Contract volumes (BBtu).........     33,111       36,060       28,204      26,749       27,300       134,096       285,520
Weighted-average fixed price
     per MMBtu (1)..............   $   2.49    $    2.64    $    2.84    $   3.04    $    3.19     $    4.11    $     3.42
Future fixed-price sales (M$)...   $ 82,442    $  95,130    $  80,125    $ 81,403    $  86,963     $ 551,455    $  977,518
Future net revenues (M$)(2).....   $  8,902    $  17,782    $  18,748    $ 22,486    $  26,568     $ 210,070    $  304,556

TOTAL NATURAL GAS
     CONTRACTS (3) (4)
Contract volumes (BBtu).........     36,754       40,760       33,079      36,579       34,775       163,928       345,875
Weighted-average fixed price
     per MMBtu (1)..............   $   2.48    $    2.66    $    2.87    $   2.89    $    3.03     $    3.93    $     3.32
Future fixed-price sales (M$)...   $ 91,271    $ 108,265    $  94,874    $105,567    $ 105,409     $ 643,460    $1,148,846
Future net revenues (M$) (2)....   $  9,663    $  20,765    $  22,821    $ 24,975    $  28,420     $ 232,936    $  339,580

CRUDE OIL SWAPS AND
     FUTURES
Contract volumes (MBbls)........        362          --           --          --           --           --             362
Weighted-average fixed price
     per Bbl (1)................  $   22.32   $      --    $      --     $     --    $     --     $     --     $     22.32
Future fixed-price sales (M$)...  $   8,080   $      --    $      --     $     --    $     --     $     --     $     8,080
Future net revenues (M$) (2)....  $   (172)   $      --    $      --     $     --    $     --     $     --     $      (172)

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

     CREDIT RISK. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility. The Company has not experienced non-performance by any counterparty.

     Two Fixed-Price Contracts which hedge an aggregate 106 Bcf of natural gas as of December 31, 1996 are with independent power producers ("IPPs") which sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of December 31, 1996, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for basis and discounted at 10%, was $135 million, or 71% of such net present value attributable to all of the Company's Fixed-Price Contracts. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1994, 1995 and 1996, these contracts contributed $5.1 million, $9.6 million and $.9 million, respectively, to natural gas sales. The ability of these IPPs to perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's Fixed-Price Contracts described above, and has further stated that its future financial prospects are dependent on its ability to resolve these obligations, along with other matters. As of December 31, 1996, NIMO had not been successful in these actions. On August 1, 1996, NIMO announced an offer to terminate 44 independent power contracts, including those to the Company's counterparties, in exchange for a combination of cash and debt securities from a newly restructured NIMO. As of December 31, 1996, the terms of the offer had not been made public. See Note 13 -- Subsequent Events.

                       LOUIS DREYFUS NATURAL GAS CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(1) - Totals for 1996 includes 5.5 MMBbls of proved oil reserves and 1.5 Bcf of proved natural gas reserves attributable to the Company's Levelland properties which were sold in January 1997. See Note 13 -- Subsequent Events.

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

(2) - The standardized measure of discounted future net cash flows as of December 31, 1996 includes $25.8 million attributable to the Company's Levelland properties which were sold in January 1997. See Note 13 -- Subsequent Events.

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

NOTE 13 -- SUBSEQUENT EVENTS

      PROPERTY SALE. In January 1997, the Company completed the sale of its West Texas Levelland properties to an unrelated third party. The Company received total sales proceeds of $27.1 million, subject to closing costs and adjustments. The sale will result in an estimated pre-tax gain, after sales commission, of $8.5 million, to be recorded in the first quarter of 1997. At December 31, 1996, the Levelland properties had 5.5 MMBbls of proved oil reserves and 1.5 Bcf of proved natural gas reserves, net to the Company's interest. The proceeds were applied to outstanding indebtedness under the Credit Facility.

     NIMO. On March 10, 1997, NIMO announced that an agreement in principle had been reached with 19 IPPs, including those who are counterparties to the Company's contracts, to restructure or terminate numerous power purchase contracts. This agreement in principle is subject to negotiation of final agreements, regulatory and shareholder approvals and other conditions, and the specific terms of the proposed agreements with the Company's counterparties have not been disclosed to the Company. The Company is unable to determine the effect of these proposed agreements on the Company. However, to the extent NIMO is successful in reducing its obligations to purchase power from the Company's counterparties, the ability of such counterparties to continue to purchase natural gas from the Company under existing Fixed-Price Contracts may be adversely affected, which may in turn have an adverse effect on the Company. See Note 11 -- Fixed Price Contracts.

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

 10.1 Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective February 1997 (previously filed).

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

  10.14 Amendment to Option Agreement of Simon B. Rich, Jr. (previously filed).

  10.15 Form of Amendment to Outstanding Option Agreements of Employees (previously filed).

  10.16 Form of Amendment to Outstanding Option Agreements of Non-Employee Directors (previously filed).

  21.1  List of subsidiaries of the Registrant (previously filed).

  23.1  Consent of Independent Auditors.

  24.1  Powers of Attorney (previously filed).

  27.1  Financial Data Schedule.