Form 10-Q
period 1997-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1997-05-09
CIK 912264

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1997

                                   or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from          to
                                      ---------   ---------


                        Commission File Number 1-12480

                        LOUIS DREYFUS NATURAL GAS CORP.
            (Exact name of registrant as specified in its charter)


                Oklahoma                             73-1098614
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)             Identification No.)

14000 QUAIL SPRINGS PARKWAY, SUITE 600
       OKLAHOMA CITY, OKLAHOMA                           73134
(Address of principal executive office)               (Zip code)

    Registrant's telephone number, including area code:  (405) 749-1300

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
                                                   -----   -----
27,801,500 shares of common stock, $.01 par value, issued and outstanding at April 29, 1997.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1996 and March 31, 1997 . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income:
  Three months ended March 31, 1996 and 1997 . . . . . . . . . . . . .   5
Consolidated Statements of Cash Flows:
  Three months ended March 31, 1996 and 1997 . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .   9

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  23

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                     December 31,   March 31,
                                                         1996         1997
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .   $     7,749  $    10,101
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .        33,579       25,650
 Joint interest and other. . . . . . . . . . . . .         5,358        4,403
Deposits . . . . . . . . . . . . . . . . . . . . .         5,592        4,425
Inventory and other. . . . . . . . . . . . . . . .         3,147        3,705
                                                     -----------  -----------
 Total current assets. . . . . . . . . . . . . . .        55,425       48,284
                                                     -----------  -----------
PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .       907,027      915,319
Less accumulated depreciation, depletion
 and amortization  . . . . . . . . . . . . . . . .      (235,162)    (243,800)
                                                     -----------  -----------
                                                         671,865      671,519
                                                     -----------  -----------
OTHER ASSETS, net. . . . . . . . . . . . . . . . .         6,323        5,918
                                                     -----------  -----------
                                                     $   733,613  $   725,721
                                                     =========== ============


                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                     December 31,   March 31,
                                                         1996         1997
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .   $    36,415   $   22,889
Accrued liabilities. . . . . . . . . . . . . . . .         7,251        8,695
Revenues payable . . . . . . . . . . . . . . . . .         7,419        9,193
                                                     -----------  -----------
 Total current liabilities . . . . . . . . . . . .        51,085       40,777
                                                     -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .       343,907      329,443
                                                     -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .        19,049       18,654
Deferred gains from price-risk
 management activities . . . . . . . . . . . . . .        26,226       25,305
Deferred income taxes. . . . . . . . . . . . . . .        22,692       29,667
Other. . . . . . . . . . . . . . . . . . . . . . .         6,961        4,137
                                                     -----------  -----------
                                                          74,928       77,763
                                                     -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .            --           --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 27,800,750 and 27,801,500 shares, respectively. .           278          278
Additional paid-in capital . . . . . . . . . . . .       197,301      197,311
Retained earnings. . . . . . . . . . . . . . . . .        66,114       80,149
                                                     -----------  -----------
                                                         263,693      277,738
                                                     -----------  -----------
                                                     $   733,613  $   725,721
                                                     =========== ============


          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1996       1997
                                                           --------  --------
REVENUES
Oil and gas sales . . . . . . . . . . . . . . . . . . .    $ 39,184  $ 51,766
Gain on sales of property and equipment . . . . . . . .          30     8,572
Other income. . . . . . . . . . . . . . . . . . . . . .         636       724
                                                           --------  --------
                                                             39,850    61,062
                                                           --------  --------
EXPENSES
Operating costs . . . . . . . . . . . . . . . . . . . .      10,440    11,290
General and administrative. . . . . . . . . . . . . . .       4,253     3,992
Exploration costs . . . . . . . . . . . . . . . . . . .          --     2,165
Depreciation, depletion and amortization. . . . . . . .      15,063    15,753
Interest. . . . . . . . . . . . . . . . . . . . . . . .       6,732     6,269
                                                           --------  --------
                                                             36,488    39,469
                                                           --------  --------
Income before income taxes. . . . . . . . . . . . . . .       3,362    21,593
Income taxes. . . . . . . . . . . . . . . . . . . . . .       1,110     7,558
                                                           --------  --------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . .    $  2,252  $ 14,035
                                                           ========  ========


Net income per share. . . . . . . . . . . . . . . . . .    $    .08  $    .50
                                                           ========  ========
Weighted average common shares outstanding. . . . . . .      27,800    27,801
                                                           ======== =========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                                1996       1997
                                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,252  $ 14,035
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . .         15,063    15,753
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .            870     6,975
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . .             --     2,165
 Gain on sales of property and equipment. . . . . . . . . . . . . . . .            (30)   (8,572)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             65        59
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          3,029     8,884
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (257)    1,167
 Inventory and other. . . . . . . . . . . . . . . . . . . . . . . . . .            371      (558)
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,949)  (13,526)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          2,212     1,444
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           (180)    1,774
                                                                              --------  --------
                                                                                20,446    29,600
                                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures . . . . . . . . . . . . . . . . . . .        (22,037)  (34,766)
Additions to other property and equipment . . . . . . . . . . . . . . .           (442)     (171)
Proceeds from sale of property and equipment. . . . . . . . . . . . . .             39    26,388
Expenditures for other assets . . . . . . . . . . . . . . . . . . . . .             --       (61)
                                                                              --------  --------
                                                                               (22,440)   (8,610)
                                                                              --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings . . . . . . . . . . . . . . . .         47,505    61,075
Repayments of long-term bank borrowings . . . . . . . . . . . . . . . .        (36,205)  (75,575)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . .             --        10
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . .           (551)     (395)
Change in gains from price-risk management activities . . . . . . . . .           (473)     (921)
Change in other long-term liabilities . . . . . . . . . . . . . . . . .           (135)   (2,832)
                                                                              --------  --------
                                                                                10,141   (18,638)
                                                                              ---------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . .          8,147     2,352
Cash and cash equivalents, beginning of period. . . . . . . . . . . . .          1,584     7,749
                                                                              --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . .       $  9,731  $ 10,101
                                                                              ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . .       $  3,542  $  3,636
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        --
                                                                              --------  --------
                                                                              $  3,542  $  3,636
                                                                              ========  ========


                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
        Condensed Notes to Consolidated Financial Statements (unaudited)
                                 March 31, 1997


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation.
Reference is made to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, both basic earnings per share and diluted earnings per share will be presented. Basic earnings per share as determined under SFAS 128 for the three-month periods ended March 31, 1996 and 1997, were $.08 and $.50, respectively. Diluted earnings per share for both periods were the same as basic earnings per share.

NOTE 3 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The judgment amount was in addition to a $1.3 million deposit previously paid by Midcon to the Company. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 24, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid. The Company considers the allegations of Midcon to be without merit and will vigorously defend against this action. Collection of the remaining

                         LOUIS DREYFUS NATURAL GAS CORP.
        Condensed Notes to Consolidated Financial Statements (unaudited)
                                 March 31, 1997

unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of March 31, 1997. The Company will recognize income as any payments are received.

  Fixed-Price Contracts. Two Fixed-Price Contracts which hedge an aggregate 103 Bcf of natural gas as of March 31, 1997 are with independent power producers ("IPPs") which sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility.
As of March 31, 1997, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for estimated basis and discounted at 10%, was approximately $137 million. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1994, 1995 and 1996, these contracts contributed $5.1 million, $9.6 million and $.9 million, respectively, to natural gas sales. The ability of these IPPs to perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the IPPs. In recent years, NIMO has taken aggressive regulatory, judicial and contractual actions seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's Fixed-Price Contracts.
These actions have not been successful. Further, NIMO has stated that its future financial prospects are dependent on its ability to resolve these obligations, along with other matters.

  On August 1, 1996, NIMO announced an offer to terminate 44 independent power contracts, including those to the Company's counterparties, in exchange for a combination of cash and debt securities from a newly restructured NIMO. On March 10, 1997, NIMO announced that an agreement in principle had been reached with the IPPs to restructure or terminate such power contracts. This agreement in principle is subject to negotiation of final agreements, regulatory and shareholder approvals and other conditions, and the specific terms of the proposed agreements with the Company's counterparties have not been disclosed to the Company. The Company is unable to determine the effect of these proposed agreements on the Company. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, earnings and cash flows through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. Since its acquisition by S.A. Louis Dreyfus et Cie in 1990, the Company's oil and gas reserves and production have grown significantly as the result of a number of proved reserve acquisitions and its active drilling program.

  Over the three-year period ended December 31, 1996, the Company acquired 322 Bcfe of proved reserves through various acquisitions for a total consideration of $191.4 million, or $.59 per Mcfe. Such acquisitions have been geographically concentrated in regions where the Company has significant expertise and where the Company benefits from operational synergies. The Company intends to continue this acquisition strategy.

  The Company's drilling program over the three-year period ended December 31, 1996 resulted in the drilling of 745 gross wells (450 net wells), with an overall drilling success rate of 95%. This program added 251 Bcfe of proved reserves (including revisions of previous estimates) during this period.
Total finding costs (total costs incurred to acquire, explore and develop oil and gas properties divided by the increase in proved reserves through acquisitions of proved properties, extensions and discoveries, and revisions of previous estimates) over this three-year period averaged $.75 per Mcfe.

  Recently, the Company has emphasized exploratory drilling as an integral component of its operating strategy. During 1996, the Company invested $15 million in connection with exploration prospects, including drilling, seismic data collection and leasehold acquisition activities. The Company has allocated $25 million, or 25%, of its current capital budget for exploratory activities in 1997.

  The Company has a portfolio of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts") designed to reduce the risk associated with fluctuations in natural gas and oil prices. For the years ended December 31, 1994, 1995 and 1996, Fixed-Price Contracts hedged 98%, 84% and 51% of the Company's natural gas production not otherwise subject to fixed prices and 91%, 86% and 67% of its oil production, respectively. Over the past few years, competition in Fixed-Price Contracts has increased, the opportunities for attractive Fixed-Price Contracts have diminished and spot prices for natural gas are presently higher than nearby forward market prices. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to Management's reluctance to sell into a forward market where prices trend down or are essentially flat over the next several years. Management believes that the current relationship between cash flow protection and exposure to oil and gas prices

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

is an appropriate balance for the Company. However, the Company may decide to hedge a greater or smaller share of production in the future, depending upon market conditions, capital investment considerations and other factors. See "Fixed-Price Contracts."

  Forward-Looking Statements. All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve position as of December 31, 1996, its Fixed-Price Contract position as of March 31, 1997, and other information currently available to management.
These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, and (ii) that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations and production risk, and counterparty risk. Many of these risks are described elsewhere herein. Moreover, the Company may make material acquisitions, modify its Fixed-Price Contract position by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

  Certain Definitions. As used herein, the abbreviations listed below are defined as follows:

Bbl.     42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.
Bcf.     Volume of one billion cubic feet.
Bcfe.    Bcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
BBtu.    Billion Btus.
Btu.     British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
MBbls.   Volume of one thousand barrels.
Mcf.     Volume of one thousand cubic feet, the basic unit for measuring natural gas.
Mcfe.    Mcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
MMBbls.  Volume of one million barrels.
MMBtu.   Million Btus.
MMcf.    Volume of one million cubic feet.
MMcfe.   Mmcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
TBtu.    Trillion Btus.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

SELECTED OPERATING DATA
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1996        1997
                                                                            --------    --------
OIL AND GAS SALES: (M$)
Wellhead oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,297    $  9,517
Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . . .       (198)       (109)
                                                                            --------    --------
Total oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,099    $  9,408
                                                                            ========    ========
Wellhead natural gas sales. . . . . . . . . . . . . . . . . . . . . . . .   $ 29,692    $ 46,596
Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . . .      1,393      (4,238)
                                                                            --------    --------
Total natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .   $ 31,085    $ 42,358
                                                                            ========    ========
PRODUCTION:
Oil production (MBbls). . . . . . . . . . . . . . . . . . . . . . . . . .        449         423
Natural gas production (MMcf) . . . . . . . . . . . . . . . . . . . . . .     14,580      15,476
Net equivalent production (MMcfe) . . . . . . . . . . . . . . . . . . . .     17,273      18,012

AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  18.49    $  22.52
  Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . .       (.44)       (.26)
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  18.05    $  22.26
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $  19.22    $  22.32
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        94%         99%
Natural gas (per Mcf):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2.03    $   3.01
  Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . .        .10        (.27)
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2.13    $   2.74
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $   2.32    $   2.50
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        95%        102%
Equivalent price (per Mcfe) . . . . . . . . . . . . . . . . . . . . . . .   $   2.27    $   2.87
EXPENSES: (per Mcfe)
Operating costs:
  Lease operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .49    $    .47
  Production taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        .11         .16
General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        .25         .22
Depreciation, depletion and amortization - oil and gas. . . . . . . . . .        .82         .81

(1)  -  Represents the hedging results from the Company's Fixed-Price Contracts.  See
       "Fixed-Price Contracts."
(2)  -  Represents the net effective price realized for the Company's hedged production (after consideration for basis results and amortization of deferred hedging gains and losses) as a percentage of the fixed prices in the Company's Fixed-Price Contracts.  See
        "Fixed-Price Contracts -- Market Risk."

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
  Net Income and Cash Flows from Operating Activities. For the quarter ended March 31, 1997, the Company realized net income of $14.0 million, or $.50 per share, on total revenue of $61.1 million. This compares with net income of $2.3 million, or $.08 per share, on total revenue of $39.9 million for the first quarter of 1996. Cash flows from operating activities (before working capital changes) for the first quarter of 1997 were $30.4 million compared to $18.2 million reported for the first quarter of 1996. The increases in first quarter 1997 earnings and cash flows were primarily driven by higher oil and gas prices and, to a lesser extent, growth in natural gas production. In addition, net income included a $5.5 million after-tax gain on the sale of a West Texas waterflood property in January 1997. Cash flows provided by operating activities after consideration of the net change in working capital increased to $29.6 million from the $20.4 million reported for the first quarter of 1996, primarily due to the reasons stated above.

  Production. The Company produced 18.0 Bcfe for the first quarter of 1997 compared to 17.3 Bcfe for the prior-year first quarter, an increase of 4%.
Gas production increased to 15.5 Bcf compared to 14.6 Bcf for the first quarter of 1996, an increase of 6%. This increase in production is attributable to the results of the Company's drilling and acquisition programs during the previous twelve months. Oil production for the first quarter of 1997 decreased 6% to 423 MBbls compared to 449 MBbls for the prior-year first quarter. This decline is primarily attributable to the sale of the West Texas waterflood property in January 1997.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.87 per Mcfe for the quarter ended March 31, 1997, an increase of 26% from the $2.27 received for the first quarter of 1996. The Company's gas production yielded an average price of $2.74 per Mcf, an improvement of 29% compared to $2.13 per Mcf for the prior-year first quarter. The Company's average gas price for the 1997 first quarter was reduced $.27 per Mcf as a result of the Company's hedging activities. The average gas price for the first quarter of 1996 was enhanced $.10 as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first quarter of 1997 was $22.26 per Bbl compared to $18.05 per Bbl for the prior-year first quarter. The 1997 first quarter average oil price was reduced $.26 per Bbl as a result of the Company's hedging activities. Fixed-Price contracts in effect during the first quarter of 1996 decreased the average oil price by $.44 per Bbl.

  The combination of higher gas production and higher gas prices increased gas sales to $42.4 million for the first quarter of 1997 compared to $31.1 million for the first quarter of 1996. The net effect of lower oil production and higher oil prices was to increase oil sales to $9.4 million from the $8.1 million reported for the prior-year quarter. The aggregate impact of the Company's oil and gas hedging activities was to decrease oil and gas sales by

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

$4.3 million for the quarter ended March 31, 1997 and to increase oil and gas sales by $1.2 million for the quarter ended March 31, 1996. See "Fixed-Price Contracts."

  Gain on Sales of Property and Equipment. Gain on sales of property and equipment for the first quarter of 1997 was $8.6 million, the majority of which was realized upon the sale of a non-core West Texas waterflood property in January 1997. Gain on sales of property and equipment for the first quarter of 1996 was immaterial.

  Other Income. Other income for the first quarter of 1997 was $.7 million compared to $.6 million for the first quarter of 1996. This increase in other income is primarily attributable to gas gathering income from a gathering system acquired in the fourth quarter of 1996.

  Operating Costs. Operating costs, which include lease operating expenses and production taxes, increased to $11.3 million for the first quarter of 1997 compared to $10.4 million for the first quarter of 1996. This increase is principally attributable to properties acquired and wells drilled during the previous twelve months. On a natural gas equivalent unit of production basis, lease operating expenses were $.47 and $.49 for the three months ended March 31, 1997 and 1996, respectively. This improvement is due, in part, to the sale of the West Texas waterflood property sold in January 1997 which had higher average operating costs per unit of production.

  General and Administrative Expense. General and administrative expense ("G&A") for the first quarter of 1997 was $4.0 million, a decrease of 6% from the prior-year first quarter amount of $4.3 million. On a natural gas equivalent unit of production basis, G&A decreased 12% to $.22 per unit of production for the 1997 first quarter compared to $.25 for the first quarter of 1996. These decreases are primarily attributable to growth in oil and gas production without corresponding increases in personnel costs.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $2.2 million for the quarter ended March 31, 1997. This amount includes $.7 million of seismic costs incurred during the quarter.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the first quarter of 1997 was $15.8 million compared to $15.1 million for the prior-year first quarter. This increase in DD&A is attributable to the increase in production volumes previously discussed. The oil and gas DD&A rate per equivalent unit of production was $.81 for the 1997 first quarter compared to $.82 for the first quarter of 1996.

  Interest Expense. Interest expense for the first quarter of 1997 was $6.3 million compared to $6.7 million for the first quarter of 1996. This decrease is primarily attributable to a lower level of outstanding indebtedness for the

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

1997 first quarter. The net impact of interest rate swaps in effect for the first quarter of 1997 was to increase interest expense by $.1 million. The net impact of interest rate swaps in effect during the first quarter of 1996 was to increase interest expense by $.2 million. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first quarter of 1997, the Company recorded a tax provision of $7.6 million on pretax income of $21.6 million, an effective rate of 35%. This compares to an income tax provision of $1.1 million provided on pretax income of $3.4 million, an effective rate of 33%, for the first quarter of 1996. The effective rate for both quarters was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the quarters ended March 31, 1996 and 1997, the Company expended $22.0 million and $34.8 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the three-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the quarters ended March 31, 1996 and 1997 were $18.2 million and $30.4 million, representing 83% and 87%, respectively, of the oil and gas property investments made for each quarter. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reductions of both cash flows from operating activities and the amount available for borrowing under the bank credit facility. This, in turn, could impact the amount of capital investment. See "Fixed-Price Contracts" and "-- Credit Facility."

  The Company received net proceeds of $26.2 million in connection with the January 1997 sale of a non-core West Texas waterflood property. The proceeds were applied initially to outstanding indebtedness. As a result, cash flows from financing activities for the first quarter of 1997 reflected a net application of cash of $18.6 million, compared to a $10.1 million source of cash for the first quarter of 1996. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of subordinated notes to fund its investing activities.

  The Company's EBITDA increased from $25.1 million in the first quarter of 1996 to $35.1 million in the first quarter of 1997. EBITDA is defined herein as income (excluding gains and losses on sales and retirements of assets and non-cash charges) before interest, income taxes, and DD&A, but after exploration costs ($2.2 million in the first quarter of 1997). Increases in

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

EBITDA have occurred primarily as a result of increases in the Company's oil and gas sales. EBITDA is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt.
The Company's bank credit facility and the indenture agreement for the 9-1/4% Senior Subordinated Notes due 2004 include certain covenants based in part on EBITDA. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

  Credit Facility. The Company has a revolving credit facility with a syndicate of banks, as most recently amended July 31, 1996, which provides up to $300 million in borrowings and letters of credit (the "Commitment"), with letters of credit limited to $75 million of such availability. The Commitment reduces at the rate of $18.75 million per quarter commencing October 31, 1999 through July 31, 2003. Borrowings and letters of credit under the Credit Facility are limited to the lesser of the Commitment or the Oil and Gas Reserves Loan Value. The Oil and Gas Reserves Loan Value is a borrowing base calculation determined by a periodic valuation of the Company's oil and gas reserves and Fixed-Price Contracts. The Oil and Gas Reserves Loan Value was increased in April 1997 from $330 million to $400 million. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "Fixed-Price Contracts -- Margining." As of March 31, 1997, the Company had $223.0 million of principal and $2.8 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The agreement also provides for a competitive bid option for borrowings under the facility. The LIBOR interest rate margin and the commitment fee payable under the Credit Facility are subject to a sliding scale based on the relationship of outstanding indebtedness to the Present Value of the Company's oil and gas reserves and Fixed-Price Contracts. The LIBOR interest rate margin varies from .25% to
 .55% per annum. At March 31, 1997, the applicable interest rate was LIBOR plus .30%. The Credit Facility also requires the payment of a facility fee equal to .20% of the Commitment.

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

  The Company has entered into interest rate swaps to hedge the interest rate

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

exposure associated with the Credit Facility. As of March 31, 1997, the Company had fixed the interest rate on average notional amounts of $148 million for the balance of 1997, and $99 million and $33 million for the years ended December 31, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.8% at March 31, 1997) and pays an average rate of 6.0% for the balance of 1997, 6.3% for 1998 and 6.5% for 1999. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. As of March 31, 1997, the effective interest rate for borrowings under the Credit Facility was 6.4%. The Company has an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap matures June 2004.

  For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss.
Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized as interest expense over the original contract term. At March 31, 1997, the amount of such deferrals was not material.

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

  Other.   The Company has certain other unsecured lines of credit available to it which aggregated $60 million as of March 31, 1997. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. As of March 31, 1997, the Company had $7.5 million of indebtedness and $17.9 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity currently available and to be made available upon future Oil and Gas Reserves Loan Value redeterminations under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1997 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Fixed-Price Contracts -- Margining." At March 31, 1997, the Company had working capital of $7.5 million and a current ratio of 1.2 to 1. Total long-term debt outstanding at March 31, 1997 was $329.4 million. The Company's long-term debt as a percentage of its total capitalization was 54%.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase oil and gas production and reserves through acquisition, development and exploration activities. For the quarter ended March 31, 1997, the Company expended $34.8 million in connection with this strategy, including $24.9 million for development activities, $7.0 million for proved reserve acquisitions and $2.9 million for exploration activities, the majority of which was leasehold and seismic costs. For the balance of 1997, the Company currently plans to spend approximately $70 million in connection with its drilling program focused principally in its core operating areas of Sonora, the Mid-Continent, the Gulf Coast and the Permian Basin. Such planned expenditure levels include approximately $20 million of additional exploratory drilling, leasehold and seismic costs. Actual levels of development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. As of March 31, 1997, the Company had drilled 44 wells, 42 of which were successfully completed as producers, and an additional 11 wells were in progress.

  The Company continues to actively search for attractive proved reserve acquisitions but is not able to predict the timing or amount of capital expenditure which may be employed in acquisitions during 1997 and is not currently obligated to make any material acquisitions.

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1994, 1995 and 1996, Fixed-Price Contracts hedged 98%, 84% and 51% of the Company's natural gas production not otherwise subject to fixed prices and 91%, 86% and 67% of its oil production, respectively. For the quarter ended March 31, 1997, Fixed-Price Contracts hedged 57% of the Company's natural gas production and 43% of its oil production for the quarter. As of March 31, 1997, Fixed-Price Contracts are in place to hedge 340 Bcf of the Company's estimated future production from proved gas reserves and 182 MBbls of its 1997 oil production. See Note 3 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Fixed-Price Contracts," appearing elsewhere in this document.

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

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of March 31, 1997.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

FIXED-PRICE CONTRACTS
                              Nine
                             Months
                             Ending
                            December        Years Ending December 31,       Balance
                               31,   -------------------------------------- through
                              1997     1998      1999      2000      2001     2017       Total
                            -------- --------  --------  --------  -------- --------  ----------
NATURAL GAS SWAPS
Sales Contracts:
Contract volumes
  (BBtu) . . . . . . . . .     5,118   13,825    15,825     9,830     7,475   29,832      81,905
Weighted average fixed
  price per MMBtu (1). . .  $   2.25 $   2.33  $   2.44  $   2.46  $   2.47 $   3.08  $     2.65
Future fixed-price sales
  (M$) . . . . . . . . . .  $ 11,536 $ 32,243  $ 38,629  $ 24,164  $ 18,446 $ 92,005  $  217,023
Future net revenues
  (M$) (2) . . . . . . . .  $  1,161 $  3,349  $  4,764  $  2,784  $  2,039 $ 24,369  $   38,466

Purchase Contracts:
Contract volumes (BBtu). .    (1,975)  (9,125)  (10,950)       --        --       --     (22,050)
Weighted average fixed
price per MMBtu (1). . . .  $   2.01 $   2.09  $   2.18  $     --  $     -- $     --  $     2.13
Future fixed-price
purchases (M$) . . . . . .  $ (3,965)$(19,108) $(23,880) $     --  $     -- $     --  $  (46,953)
Future net revenues
  (M$) (2) . . . . . . . .  $     36 $    (37) $   (447) $     --  $     -- $     --  $     (448)

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS
Contract volumes (BBtu). .    25,696   36,060    28,204    26,749    27,300  134,096     278,105
Weighted average fixed
price per MMBtu (1). . . .  $   2.48 $   2.64  $   2.84  $   3.04  $   3.19 $   4.11  $     3.45
Future fixed-price
sales (M$) . . . . . . . .  $ 63,706 $ 95,130  $ 80,125  $ 81,403  $ 86,963 $551,455  $  958,782
Future net revenues
  (M$) (2) . . . . . . . .  $ 11,297 $ 19,793  $ 19,606  $ 22,689  $ 26,618 $213,104  $  313,107

TOTAL NATURAL GAS
 CONTRACTS (3) (4)
Contract volumes (Bbtu). .    28,839   40,760    33,079    36,579    34,775  163,928     337,960
Weighted average fixed
  price per MMBtu (1). . .  $   2.47 $   2.66  $   2.87  $   2.89  $   3.03 $   3.93  $     3.34
Future fixed-price
  sales (M$) . . . . . . .  $ 71,277 $108,265  $ 94,874  $105,567  $105,409 $643,460  $1,128,852
Future net revenues
  (M$) (2) . . . . . . . .  $ 12,494 $ 23,105  $ 23,923  $ 25,473  $ 28,657 $237,473  $  351,125

CRUDE OIL SWAPS
Contract volumes (MBbls) .       182       --        --        --        --       --         182
Weighted average fixed
  price per Bbl (1). . . .  $  22.32 $     --  $     --  $     --  $     -- $     --  $    22.32
Future fixed-price
  sales (M$) . . . . . . .  $  4,062 $     --  $     --  $     --  $     -- $     --  $    4,062
Future net revenues
  (M$) (2) . . . . . . . .  $    323 $     --  $     --  $     --  $     -- $     --  $      323





                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

FIXED-PRICE CONTRACTS (continued)

(1)-  The Company expects the prices to be realized for its hedged production will vary from the prices shown dues to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price contracts.  See "--
      Market Risk."
(2)-  Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of March 31, 1997, as adjusted for estimated basis.  Future net revenues change as market prices and basis fluctuate.  See "--Market Risk."
(3)-  Does not include basis swaps with notional volumes by year, as follows: 1997 - 16.7 TBtu;
      1998 - 24.5 TBtu; 1999 - 19.0 TBtu; 2000 - 21.3 TBtu; 2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.
(4)-  Does not include 1.8 TBtu of natural gas hedged by a fixed-price collar for April through
      September 1997 with a floor price of $2.22 per MMBtu and a ceiling price of $2.84 per
      MMBtu.

  The estimates of the future net revenues from the Company's Fixed-Price Contracts contained herein are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. Such estimates do not necessarily represent the fair market value of the Company's Fixed-Price Contracts or the actual future net revenues that will be received. The forward market prices for natural gas and oil are highly volatile, are dependent upon supply and demand factors in such forward market and may not correspond to the actual market prices at the settlement dates of the Company's Fixed-Price Contracts. Such forward market prices are available in a limited over-the-counter market and are obtained from sources the Company believes to be reliable.

  Accounting. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheet or income statement related to changes in market value of the contracts. If a Fixed-Price Contract is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original life of the contract. At March 31, 1997, the Company had $25.3 million of unamortized deferred hedging gains recorded on its balance sheet. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract. At March 31, 1997, the Company had $18.7 million of deferred revenue recorded on its balance sheet.

  Credit Risk. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility. The Company has not experienced non-performance by any counterparty. See Note 3 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Fixed-Price Contracts," appearing elsewhere in this document.

  Market Risk. The Company's Fixed-Price Contracts at March 31, 1997 hedge 340 Bcf of proved natural gas reserves, substantially all of which are proved developed reserves, and 182 MBbls of oil at fixed prices. If the Company's proved reserves are produced at rates less than anticipated, the volumes specified under the Fixed-Price Contracts may exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for such volumes. The Company expects future production volumes to be equal to or greater than the volumes provided for in its contracts.

  The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1994, 1995 and 1996, the Company received on an Mcf basis approximately 11%, 3% and 3% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. For its oil production hedged by Fixed-Price Contracts, the Company realized approximately 8%, 7% and 4% less than the specified contract prices for such years, respectively. For the quarter ended March 31, 1997, the Company received prices which were approximately 2% more and 1% less than the prices specified in its natural gas contracts and crude oil contracts, respectively. Basis results for the first quarter of 1997 are not necessarily indicative of the results to be expected for the full year. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% change in price realization for hedged

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

natural gas production for the balance of 1997 would represent a $715,000 change in gas sales. A 1% change in price realization for hedged oil production for the balance of 1997 would represent a $40,000 change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

  Margining. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1994, 1995, and 1996, the maximum aggregate amount of margin posted by the Company was $41.0 million, $23.4 million, and $25.9 million, respectively. For the quarter ended March 31, 1997, the highest amount of posted margin was $25.4 million. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At March 31, 1997, the Company had issued margin in the form of letters of credit and treasury bills totaling $19.8 million and $4.4 million, respectively. In addition, approximately 30 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

OUTLOOK FOR FISCAL 1997
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1997" included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 for an expanded discussion of 1997 estimates. Subject to the uncertainties identified in "Forward-Looking Statements," no material modifications to previously disclosed estimates are deemed necessary.

                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION


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


                             LOUIS DREYFUS NATURAL GAS CORP.
                             ---------------------------------------
                             (Registrant)



Date:  May 9, 1997           /s/ Jeffrey A. Bonney
                             ---------------------------------------


                             Jeffrey A. Bonney
                             Vice President and Chief Accounting Officer