Form 10-Q/A
period 1997-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1997-06-27
CIK 912264

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

  The Company's EBITDA increased from $25.2 million in the first quarter of 1996 to $43.6 million in the first quarter of 1997. EBITDA is defined herein as income before interest, income taxes and DD&A. EBITDA before deduction of exploration costs ("EBITDAX") was $25.2 million and $45.8 million for the three-month periods ended March 31, 1996 and 1997, respectively. Increases in

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

EBITDA have occurred primarily as a result of increases in the Company's oil and gas sales. EBITDA is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt.
The Company's bank credit facility and the indenture agreement for the 9-1/4% Senior Subordinated Notes due 2004 include certain covenants based in part on EBITDA. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDA measures as presented may not be comparable to other similarly titled measures of other companies.

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


Item 1 -- None

Item 2 -- None

Item 3 -- None

Item 4 -- None

Item 5 -- None

Item 6 -- Exhibits and Reports on Form 8-K
Exhibits:
27.1 -- Financial Data Schedule (previously filed).

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


                             LOUIS DREYFUS NATURAL GAS CORP.
                             ---------------------------------------
                             (Registrant)



Date: June 27, 1997           /s/ Jeffrey A. Bonney
                             ---------------------------------------
                             Jeffrey A. Bonney
                             Vice President and Chief Accounting Officer