Form 10-Q
period 1997-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1997-08-13
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
        EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 1997

                                   or

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
                                                   -----   -----
27,802,000 shares of common stock, $.01 par value, issued and outstanding at July 29, 1997.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1996 and June 30, 1997. . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income:
  Three months and six months ended June 30, 1996 and 1997 . . . . . .   5
Consolidated Statements of Cash Flows:
  Six months ended June 30, 1996 and 1997. . . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
 .  26

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  27

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S

                                                    December 31,   June 30,
                                                        1996         1997
                                                    -----------  -----------
                                                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .  $     7,749  $     4,160
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .       33,579       26,033
 Joint interest and other. . . . . . . . . . . . .        5,358        6,045
Deposits . . . . . . . . . . . . . . . . . . . . .        5,592        2,956
Inventory and other. . . . . . . . . . . . . . . .        3,147        3,612
                                                    -----------  -----------
Total current assets . . . . . . . . . . . . . . .       55,425       42,806
                                                    -----------  -----------
PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .      907,027      949,756
Less accumulated depreciation, depletion
 and amortization. . . . . . . . . . . . . . . . .     (235,162)    (259,776)
                                                    -----------  -----------
                                                        671,865      689,980
                                                    -----------  -----------
OTHER ASSETS, net. . . . . . . . . . . . . . . . .        6,323        5,390
                                                    -----------  -----------
                                                    $   733,613  $   738,176
                                                    ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                    December 31,   June 30,
                                                        1996         1997
                                                    -----------  -----------
                                                                 (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .  $    36,415  $    26,831
Accrued liabilities. . . . . . . . . . . . . . . .        7,251        7,076
Revenues payable . . . . . . . . . . . . . . . . .        7,419        7,633
                                                    -----------  -----------
 Total current liabilities . . . . . . . . . . . .       51,085       41,540
                                                    -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .      343,907      335,980
                                                    -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .       19,049       18,245
Deferred gains from price-risk
 management activities . . . . . . . . . . . . . .       26,226       24,118
Deferred income taxes. . . . . . . . . . . . . . .       22,692       31,756
Other. . . . . . . . . . . . . . . . . . . . . . .        6,961        4,587
                                                    -----------  -----------
                                                         74,928       78,706
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .           --           --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 27,800,750 and 27,802,000 shares, respectively. .          278          278
Additional paid-in capital . . . . . . . . . . . .      197,301      197,318
Retained earnings. . . . . . . . . . . . . . . . .       66,114       84,354
                                                    -----------  -----------
                                                        263,693      281,950
                                                    -----------  -----------
                                                    $   733,613  $   738,176
                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------  ------------------
                                          1996      1997      1996      1997
                                        --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . . .  $ 44,455  $ 44,336  $ 83,639  $ 96,102
Gain (loss) on sales of property
 and equipment . . . . . . . . . . . .       (96)       45       (66)    8,617
Other income . . . . . . . . . . . . .     1,457       559     2,093     1,283
                                        --------  --------  --------  --------
                                          45,816    44,940    85,666   106,002
                                        --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . . .    11,104    10,575    21,544    21,865
General and administrative . . . . . .     4,118     3,899     8,371     7,891
Exploration costs. . . . . . . . . . .       242     1,249       242     3,414
Depreciation, depletion and
 amortization. . . . . . . . . . . . .    16,661    16,498    31,724    32,251
Interest . . . . . . . . . . . . . . .     6,925     6,250    13,657    12,519
                                        --------  --------  --------  --------
                                          39,050    38,471    75,538    77,940
                                        --------  --------  --------  --------
Income before income taxes . . . . . .     6,766     6,469    10,128    28,062
Income taxes . . . . . . . . . . . . .     2,232     2,264     3,342     9,822
                                        --------  --------  --------  --------
NET INCOME . . . . . . . . . . . . . .  $  4,534  $  4,205  $  6,786  $ 18,240
                                        ========  ========  ========  ========

Net income per share . . . . . . . . .  $    .16  $    .15  $    .24  $    .66
                                        ========  ========  ========  ========
Weighted average common shares
 outstanding . . . . . . . . . . . . .    27,800    27,802    27,800    27,801
                                        ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

Six Months Ended

   June 30,

------------------

1996      1997

--------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $
6,786  $ 18,240
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . . .
31,724    32,251
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .
2,620     9,064
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  242     3,414
 (Gain) loss on sales of property and equipment . . . . . . . . . . . . . .
   66    (8,617)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  236       119
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .
(1,251)    6,859
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  (35)    2,636
 Inventory and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .
 (541)     (465)
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(1,027)   (9,584)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .
  869      (175)
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  713       214
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(4,310)       --

--------  --------

36,092    53,956

--------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures . . . . . . . . . . . . . . . . . . . . .
(76,162)  (70,087)
Additions to other property and equipment . . . . . . . . . . . . . . . . .
(1,417)   (1,034)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .
  291    26,862
Expenditures for other assets . . . . . . . . . . . . . . . . . . . . . . .
   --        --

--------  --------

(77,288)  (44,259)

--------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings . . . . . . . . . . . . . . . . . .
150,805   123,575
Repayments of long-term bank borrowings . . . . . . . . . . . . . . . . . .
(127,705) (131,575)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . . .
   --        17
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .
(1,112)     (804)
Change in gains from price-risk management activities . . . . . . . . . . .
28,477    (2,108)
Change in other long-term liabilities . . . . . . . . . . . . . . . . . . .
 (213)   (2,391)

--------  --------

50,252   (13,286)
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .
9,056    (3,589)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .
1,584     7,749

--------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .  $
10,640  $  4,160

========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . . .  $
12,395  $ 11,713
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  668       462

--------  --------
                                                                             $
13,063  $ 12,175

========  ========


                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 JUNE 30, 1997


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Louis Dreyfus Natural Gas Corp. (the "Company" or "LDNG") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, both basic earnings per share and diluted earnings per share will be presented. Basic and diluted earnings per share as determined under SFAS 128 for the three-month and six-month periods ended June 30, 1996 and 1997, were the same as the respective net income per share amounts shown on the accompanying Consolidated Statements of Income.

NOTE 3 -- MERGER WITH AMERICAN EXPLORATION COMPANY

  On June 24, 1997, the Company and American Exploration Company ("American") jointly announced the signing of a definitive agreement to merge companies. Under the agreement, holders of American common stock will receive .72 shares of LDNG common stock and $3.00 cash for each share of American common stock. Based on the number of outstanding shares of American as of June 24, 1997, the Company anticipates the issuance of 11.3 million shares of common stock and
cash consideration of $47.1 million at closing.   Holders of American's $20
million convertible preferred stock will receive LDNG preferred shares.
Shares of preferred stock will be convertible thereafter at the option of the holders, unless earlier redeemed, into a total of 960,000 shares of LDNG common stock plus $4 million cash.

  Consummation of the transactions contemplated in the definitive agreement is subject to the terms and conditions contained in the agreement, including, among other things, approval by the respective shareholders of both companies. Louis Dreyfus Natural Gas Holdings Corp., which owns approximately 72 percent of the outstanding common stock of LDNG, has agreed to vote in favor of the merger. The shareholder vote is expected to occur in late September.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
                                 JUNE 30, 1997

NOTE 4 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The judgment amount was in addition to a $1.3 million deposit previously paid by Midcon to the Company. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 24, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid. The Company considers the allegations of Midcon to be without merit and will vigorously defend against this action. Collection of the remaining unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of June 30, 1997. The Company will recognize income as any payments are received.

  Fixed-Price Contracts. Two fixed-price contracts which hedge an aggregate 101 Bcf of natural gas as of June 30, 1997 are with independent power producers ("IPPs") which sell electric power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of June 30, 1997, the present value at a discount rate of 10% of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for estimated basis, was approximately $134 million. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1994, 1995 and 1996, these contracts contributed $5.1 million, $9.6 million and $.9 million, respectively, to natural gas sales. The ability of these IPPs to perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the IPPs. In recent years, NIMO has taken aggressive regulatory, judicial and contractual actions seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's fixed-price contracts.
These actions have not been successful. Further, NIMO has stated that its future financial prospects are dependent on its ability to resolve these obligations, along with other matters.

  On July 9, 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the Company's counterparties. Pursuant to the MRA, the power purchase agreements between NIMO and the IPPs would be terminated, restated or amended, in exchange for an aggregate of $3.6

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
                                 JUNE 30, 1997

billion in cash, $50 million in notes or cash, 46 million shares of NIMO common stock and certain fixed-price swap contracts. The allocation of the consideration among the IPPs has not been disclosed. The closing of the MRA is conditioned upon, among other things, NIMO and the IPPs negotiating their individual restated and amended contracts, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transactions contemplated by the MRA (including the termination of the existing power purchase contracts and the termination or amendment of all related third party agreements), the IPPs entering into new third party arrangements which will enable each IPP to restructure its projects on a reasonably satisfactory economic basis, NIMO having completed all necessary financing arrangements and NIMO and the IPPs having received all necessary approvals from their respective boards of directors, shareholders and partners.

  The Company anticipates that preliminary discussions with its IPP counterparties will commence in the third quarter of 1997, but is unable to determine the impact of the MRA on the Company at this time. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices, could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under its bank credit facility and could otherwise have an adverse effect on the Company.

                         LOUIS DREYFUS NATURAL GAS CORP.
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                            AND RESULTS OF OPERATIONS


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

  Recently, exploratory drilling has become an integral component of the Company's operating strategy. During 1996, the Company invested $15 million in connection with exploration prospects, including drilling, seismic data collection and leasehold acquisition activities. The Company has allocated $25 million, or 25%, of its current capital budget for exploratory activities in 1997.

  The Company has a portfolio of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts") designed to reduce the risk associated with fluctuations in natural gas and oil prices. For the years ended December 31, 1994, 1995 and 1996, Fixed-Price Contracts hedged 98%, 84% and 51% of the Company's natural gas production not otherwise subject to fixed prices and 91%, 86% and 67% of its oil production, respectively. Over the past few years, competition in Fixed-Price Contracts has increased, the opportunities for attractive Fixed-Price Contracts have diminished and spot prices for natural gas are presently higher than nearby forward market prices. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to Management's reluctance to sell into a forward market where prices trend down or are essentially flat over the next several years. Management believes that the current relationship between cash flow protection and exposure to oil and gas prices is an appropriate balance for the Company. However, the Company may decide to

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

hedge a greater or smaller share of production in the future, depending upon market conditions, capital investment considerations and other factors. See "Fixed-Price Contracts".

  Forward-Looking Statements. All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve position as of December 31, 1996, its Fixed-Price Contract position as of June 30, 1997, and other information currently available to management. These statements assume, among other things, (i) that no significant changes will occur in the operating environment for the Company's oil and gas properties, and (ii) that there will be no material acquisitions or divestitures. Specifically, the Forward-Looking Statements contained herein do not take into consideration any effects of the proposed merger with American. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risk, environmental risk, drilling risk, reserve, operations and production risk, and counterparty risk. Many of these risks are described elsewhere herein. Moreover, the Company may make material acquisitions, modify its Fixed-Price Contract position by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely.

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

SELECTED OPERATING DATA
                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         1996      1997      1996      1997
                                       --------  --------  --------  --------
OIL AND GAS SALES: (M$)
Wellhead oil sales . . . . . . . . . . $  9,694  $  8,008  $ 17,991  $ 17,525
Effect of Fixed-Price Contracts (1). .     (907)      431    (1,105)      322
                                       --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . $  8,787  $  8,439  $ 16,886  $ 17,847
                                       ========  ========  ========  ========

Wellhead natural gas sales . . . . . . $ 35,316  $ 32,912  $ 65,008  $ 79,508
Effect of Fixed-Price Contracts (1). .      352     2,985     1,745    (1,253)
                                       --------  --------  --------  --------
Total natural gas sales. . . . . . . . $ 35,668  $ 35,897  $ 66,753  $ 78,255
                                       ========  ========  ========  ========
TOTAL PRODUCTION:
Oil production (MBbls) . . . . . . . .      466       414       915       837
Natural gas production (MMcf). . . . .   16,389    16,129    30,969    31,605
Net equivalent production (MMcfe). . .   19,187    18,613    36,460    36,625

PRODUCTION HEDGED BY FIXED-PRICE
  CONTRACTS:
Oil production (MBbls) . . . . . . . .      363       182       645       362
Natural gas production (MMcf). . . . .    7,225     8,760    15,594    17,568
Net equivalent production (MMcfe). . .    9,403     9,852    19,464    19,740

AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price . . . . . . . . . . . $  20.79  $  19.34  $  19.66  $  20.95
  Effect of Fixed-Price Contracts (1).    (1.95)     1.04     (1.21)      .38
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $  18.84  $  20.38  $  18.45  $  21.33
                                       ========  ========  ========  ========
  Average fixed price received under
   Fixed-Price Contracts . . . . . . . $  19.26  $  22.32  $  19.24  $  22.32
  Net effective realization (2). . . .      95%       97%       95%       98%

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, continued
                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------  ------------------
                                         1996      1997      1996      1997
                                       --------  --------  --------  --------
Natural gas (per Mcf):
  Wellhead price . . . . . . . . . . . $   2.16  $   2.04  $   2.10  $   2.52
  Effect of Fixed-Price Contracts (1).      .02       .19       .06     (0.04)
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $   2.18  $   2.23  $   2.16  $   2.48
                                       ========  ========  ========  ========
  Average fixed price received under
    Fixed-Price Contracts. . . . . . . $   2.37  $   2.46  $   2.34  $   2.48
  Net effective cash realization (2) .      93%       97%       94%       99%
Equivalent price (per Mcfe). . . . . . $   2.32  $   2.38  $   2.29  $   2.62

EXPENSES: (per Mcfe)
Operating costs:
  Lease operating. . . . . . . . . . . $    .46  $    .45  $    .47  $    .46
  Production taxes . . . . . . . . . . $    .12  $    .12  $    .12  $    .14
General and administrative . . . . . . $    .21  $    .21  $    .23  $    .22
Depreciation, depletion and
  amortization - oil & gas . . . . . . $    .82  $    .82  $    .82  $    .82

(1)- Represents the hedging results from the Company's Fixed-Price Contracts. See "Fixed-Price Contracts."
(2)- Represents the net effective price realized for the Company's hedged production (after consideration for basis results and amortization of deferred hedging gains and losses) as a percentage of the fixed prices in the Company's Fixed-Price Contracts. See "Fixed-Price Contracts -- Market Risk."

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
THREE
MONTHS ENDED JUNE 30, 1996
  Net Income and Cash Flows from Operating Activities. For the quarter ended June 30, 1997, the Company realized net income of $4.2 million, or $.15 per share, on total revenue of $44.9 million. This compares with net income of $4.5 million, or $.16 per share, on total revenue of $45.8 million for the second quarter of 1996. Cash flows from operating activities (before working capital changes) for the second quarter of 1997 increased to $24.1 million from the $23.5 million reported for the second quarter of 1996. The modest decline in second quarter 1997 earnings was principally the result of an increase in 3-D seismic costs incurred in connection with the Company's exploration drilling program. The increase in operating cash flows for the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

second quarter of 1997 was principally attributable to lower interest expense and operating costs for the quarter. Cash flows provided by operating activities after consideration for the net change in working capital increased to $24.4 million compared to $15.6 million for the second quarter of 1996. This increase is due to the reasons stated above for the second quarter of 1997, and to an increase in oil and gas receivables and a reduction in deferred revenue for the second quarter of 1996.

  Production. The Company produced 18.6 Bcfe for the second quarter of 1997 compared to 19.2 Bcfe for the prior year second quarter, a decrease of 3%. Natural gas production decreased to 16.1 Bcf, down 2% from the 16.4 Bcf produced in the second quarter of 1996. Oil production for the second quarter of 1997 decreased 11% to 414 MBbls compared to 466 MBbls for the second quarter of 1996. The decrease in oil production was primarily the result of the sale of a non-core West Texas waterflood property in January 1997.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.38 per Mcfe for the quarter ended June 30, 1997, a slight increase from the $2.32 per Mcfe received for the second quarter of 1996. The Company's gas production yielded an average price of $2.23 per Mcf compared to $2.18 per Mcf for the prior year second quarter. The average gas price for the second quarter of 1997 was enhanced $.19 per Mcf as a result of the Company's hedging activities. The average gas price for the second quarter of 1996 increased $.02 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received for the second quarter of 1997 was $20.38 per Bbl, an increase of 8% compared to $18.84 per Bbl for the prior-year second quarter. The 1997 second quarter average oil price increased $1.04 per Bbl as a result of the Company's hedging activities. Fixed-Price Contracts hedging the Company's crude oil production during the second quarter of 1996 decreased the average price by $1.95 per Bbl.

  The net effect of lower gas production and higher average price increased gas sales to $35.9 million for the second quarter of 1997 compared to $35.7 million for the second quarter of 1996. The net effect of lower oil production and higher prices was to decrease oil sales by 4% to $8.4 million from the $8.8 million reported for the second quarter of 1996. See additional discussion under "Fixed-Price Contracts."

  Other Income. Other income for the second quarter of 1997 was $.6 million compared to $1.5 million for the second quarter of 1996. The 1996 second quarter amount is higher primarily due to the receipt of a $1.0 million installment payment from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. See Note 4 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Litigation," appearing elsewhere in this document.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, decreased to $10.6 million for the second quarter of 1997 compared to $11.1 million for second quarter of 1996. This

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

improvement is due, in part, to the sale of the West Texas waterflood property sold in January 1997. On an equivalent unit of production basis, total operating costs remained relatively constant at $.57 per Mcfe for the second quarter of 1997 compared to $.58 per Mcfe for the prior-year second quarter.

  General and Administrative Expense. General and administrative expense ("G&A") for the second quarter of 1997 was $3.9 million compared to $4.1 million for the prior-year second quarter. This improvement is primarily attributable to an increase in overhead recoveries from third parties. On an equivalent unit of production basis, G&A remained constant at $.21 per Mcfe for the 1997 second quarter in relation to the prior-year second quarter.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs were $1.2 million for the quarter ended June 30, 1997 compared to $.2 million for the second quarter of 1996. This increase is primarily due to higher seismic costs incurred for the second quarter of 1997 in connection with the Company's exploratory drilling program.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the second quarter of 1997 was $16.5 million compared to $16.7 million for the prior-year second quarter. This decrease in DD&A is attributable to the decrease in production volumes previously discussed. The oil and gas DD&A rate per equivalent unit of production (including leasehold impairment) remained constant at $.82 per Mcfe for the second quarter of 1997 compared to the second quarter of 1996.

  Interest Expense. Interest expense for the second quarter of 1997 was $6.3 million compared to $6.9 million for the second quarter of 1996. This decrease is primarily attributable to a lower level of outstanding indebtedness for the 1997 second quarter. The net impact of interest rate swaps in effect for the second quarter of 1997 was not material. The net impact of interest rate swaps in effect during the second quarter of 1996 was to increase interest expense by $.3 million. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the second quarter of 1997, the Company recorded an income tax provision of $2.3 million on pretax income of $6.5 million, an effective rate of 35%. This compares to an income tax provision of $2.2 million on pretax income of $6.8 million, an effective rate of 33%, for the second quarter of 1996. The effective rate for both quarters was lower than the statutory rate primarily due to the availability of Section 29 credits.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX
MONTHS
ENDED JUNE 30, 1996
  Net Income and Cash Flows from Operating Activities. The Company realized net income of $18.2 million, or $.66 per share, on total revenue of $106.0 million for the six months ended June 30, 1997. This compares with net income of $6.8 million, or $.24 per share, on total revenue of $85.7 million for the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

first six months of 1996. Cash flows from operating activities (before working capital changes) for the first six months of 1997 increased 31% to $54.5 million from the $41.7 million reported for the first six months of 1996. The increase in earnings and cash flows was primarily the result of higher oil and gas prices. In addition, net income for the 1997 six-month period included a $5.5 million after-tax gain on the sale of a West Texas waterflood property in January 1997. Cash flows provided by operating activities after consideration for the net change in working capital increased to $54.0 million compared to $36.1 million for the six-months ended June 30, 1996. This increase is attributable to higher oil and gas prices in the 1997 six-month period and a reduction in deferred revenue during the first six months of 1996.

  Production. The Company produced 36.6 Bcfe for the first six months of 1997 compared to 36.5 Bcfe for the comparable prior-year period. This increase in overall production is principally attributable to producing property acquisitions made during the previous twelve months and to the results of the Company's drilling program. Natural gas production for the six months ended June 30, 1997 was 31.6 Bcf, a 2% increase over the 31.0 Bcf produced in the first half of 1996. Oil production for the first six months of 1997 decreased 9% to 837 MBbls compared to 915 MBbls for the first six months of 1996. The decrease in oil production was primarily the result of the sale of a non-core West Texas waterflood property in January 1997.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.62 per Mcfe for the first six months of 1997, an increase of 14% compared to $2.29 per Mcfe for the first six months of 1996. The average gas price for the first six months of 1997 was $2.48 per Mcf, an increase of 15% compared to $2.16 per Mcf for the six months ended June 30, 1996. The Company's average gas price for the first six months of 1997 decreased $.04 per Mcf as a result of the Company's hedging activities. The average gas price for the first six months of 1996 was enhanced $.06 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price for the first six months of 1997 was $21.33 per Bbl compared to $18.45 per Bbl for the first six months of 1996, an increase of 16%. The average oil price for the current year six-month period increased $.38 per Bbl as a result of Fixed-Price Contracts in effect for the period. The effect of Fixed-Price Contracts hedging the Company's crude oil production during the first six months of 1996 was to decrease the average price by $1.21 per Bbl.

  The combination of higher gas production and higher average price increased natural gas sales to $78.3 million for the first six months of 1997, an increase of 17% from the $66.8 million reported for the first six months of 1996. The net effect of lower oil production and higher average price was to increase oil sales by 6% to $17.8 million compared to $16.9 million for the prior-year six-month period.

  Gain (Loss) on Sales of Property and Equipment. During the first six months of 1997, the Company recognized a net gain on sales of property and equipment

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

of $8.6 million. The comparable amount for the first six months of 1996 was not material. The majority of the increase is attributable to an $8.4 million gain realized upon the sale of a non-core West Texas waterflood property in January 1997.

  Other Income. Other income for the first six months of 1997 was $1.3 million compared to $2.1 million for the first six months of 1996. The 1996 second quarter amount is higher primarily due to the receipt of a $1.0 million installment payment from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. See Note 4 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Litigation," appearing elsewhere in this document.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, increased to $21.9 million for the first six months of 1997 compared to $21.5 million for the first six months of 1996. This increase is principally the result of higher production taxes due to higher wellhead oil and gas prices. On a natural gas equivalent basis, total operating costs remained relatively constant at $.60 per Mcfe for the first six months of 1997 compared to $.59 per Mcfe for the comparable prior-year period.

  General and Administrative Expense. G&A for the first six months of 1997 was $7.9 million compared to $8.4 million for the comparable prior-year period. On a natural gas equivalent basis, G&A decreased to $.22 per Mcfe for the first six months of 1997 compared to $.23 per Mcfe for the first six months of 1996. This improvement is primarily attributable to an increase in overhead recoveries from third parties.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs were $3.4 million for the six months ended June 30, 1997 compared to $.2 million for the six months ended June 30, 1996. This increase is consistent with the increase in exploration activity conducted by the Company for the first half of 1997 relative to the comparable period of 1996. The 1997 amount consists of $1.8 million of seismic acquisition costs, $.2 million of other geological and geophysical expenses, $.8 million of dry hole costs and $.6 million of leasehold impairment.

  Depreciation, Depletion and Amortization. DD&A for the first six months of 1997 was $32.3 million compared to $31.7 million for the first six months of 1996. This increase in DD&A is attributable to the increase in production volumes previously discussed. The oil and gas DD&A rate per equivalent unit of production remained constant at $.82 per Mcfe for the first six months of 1997 compared to the first six months of 1996.

  Interest Expense. For the six months ended June 30, 1997, interest expense was $12.5 million compared to $13.7 million for the first six months of 1996. This decrease is primarily attributable to a lower level of outstanding

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

indebtedness for the first six months of 1997. The net impact of interest rate swaps in effect during the first six months of 1997 was to increase interest expense by $.1 million. Interest rate swaps in effect for the first six months of 1996 increased interest expense by $.5 million. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first six months of 1997, the Company recorded a tax provision of $9.8 million on pretax income of $28.1 million, an effective rate of 35%. This compares to a tax provision of $3.3 million provided on pretax income of $10.1 million for the first six months of 1996, an effective rate of 33%. The effective rate for both periods was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the six months ended June 30, 1996 and 1997, the Company expended $76.2 million and $70.1 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the six-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the six months ended June 30, 1996 and 1997 were $41.7 million and $54.5 million, representing 55% and 78%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in reductions of both cash flows from operating activities and the amount available for borrowing under the bank credit facility. This, in turn, could impact the amount of capital investment. See "Fixed-Price Contracts" and "-- Credit Facility."

  The Company received net proceeds of $26.2 million in connection with the January 1997 sale of a non-core West Texas waterflood property. Such proceeds were applied to reduce outstanding indebtedness. As a result, cash flows from financing activities for the first six months of 1997 reflected a net application of cash of $13.3 million, compared to a $50.3 million source of cash for the first six months of 1996. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of subordinated notes to fund its investing activities.

  The Company's EBITDAX increased from $55.8 million for the first six months of 1996 to $76.2 million for the first six months of 1997. EBITDAX is defined herein as income before interest, income taxes, DD&A, impairments and exploration costs. Increases in the EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. LDNG believes that

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

  Credit Facility. The Company has a revolving credit facility with a syndicate of banks, as most recently amended July 31, 1996, which provides up to $300 million in borrowings and letters of credit (the "Commitment") with letters of credit limited to $75 million of such availability. The Commitment reduces at the rate of $18.75 million per quarter commencing October 31, 1999 through July 31, 2003. Borrowings and letters of credit under the Credit Facility are limited to the lesser of the Commitment or the Oil and Gas Reserves Loan Value. The Oil and Gas Reserves Loan Value is a borrowing base calculation determined by a periodic valuation of the Company's oil and gas reserves and Fixed-Price Contracts. The Oil and Gas Reserves Loan Value was increased in April 1997 from $330 million to $400 million. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "Fixed-Price Contracts -- Margining." As of June 30, 1997, the Company had $228.0 million of principal and $1.8 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The agreement also provides for a competitive bid option for borrowings under the facility. The LIBOR interest rate margin and the commitment fee payable under the credit facility are subject to a sliding scale based on the relationship of outstanding indebtedness to the Present Value of the Company's oil and gas reserves and Fixed-Price Contracts. The LIBOR interest rate margin varies from .25% to
 .55% per annum. At June 30, 1997, the applicable interest rate was LIBOR plus .30%. The Credit Facility also requires the payment of a facility fee equal to .20% of the Commitment.

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

  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with the Credit Facility. As of June 30, 1997, the Company had fixed the interest rate on average notional amounts of $147 million for the balance of 1997, and $99 million and $33 million for the years ending December 31, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.8% at June 30, 1997)

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

and pays an average rate of 6.0% for the balance of 1997, 6.3% for 1998 and
6.5% for 1999.   The notional amounts are less than the maximum amount
anticipated to be available under the Credit Facility in such years. As of June 30, 1997, the effective interest rate for borrowings under the Credit Facility, including the effect of interest rate swaps, was 6.3%. The Company has an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap matures June 2004.

  For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss.
Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized as interest expense over the original contract term. At June 30, 1997, the amount of such deferrals was not material.

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

  Other. The Company has certain other unsecured lines of credit available to it which aggregated $60 million as of June 30, 1997. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. As of June 30, 1997, the Company had $9.0 million of indebtedness and $17.9 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity currently available and to be made available upon future Oil and Gas Reserves Loan Value redeterminations under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1997 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Fixed-Price Contracts -- Margining." At June 30, 1997, the Company had working capital of $1.3 million and a current ratio of 1.0 to 1. Total long-term debt outstanding at June 30, 1997 was $336.0 million. The Company's long-term debt as a percentage of its total capitalization was 54%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase production and reserves through acquisition, development and exploration activities. For the six months ended June 30, 1997, the Company expended $70.1 million in

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

connection with this strategy, including $52.9 million for development activities, $7.5 million for proved reserve acquisitions and $9.7 million for exploration activities, the majority of which was leasehold and seismic costs. For the balance of 1997, the Company currently plans to spend approximately $50 million in connection with its drilling program, focused principally in its core operating areas of Sonora, the Mid-Continent, the Gulf Coast and the Permian Basin. Such planned expenditure levels include approximately $15 million of additional exploration drilling and other exploration costs.
Actual levels of development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. As of July 29, 1997, the Company had drilled 146 wells, 134 of which were successfully completed as producers. The Company plans to drill approximately 180 additional wells by year-end 1997.

   On June 24, 1997, LDNG and American Exploration Company ("American") signed a definitive agreement to merge the two companies. The terms of the agreement provide for the issuance of .72 shares of LDNG common stock and $3.00 cash for each share of American common stock. The proposed merger is subject to the approval of the shareholders of both companies. Based on the number of outstanding shares of American as of June 24, 1997, the Company anticipates the issuance of 11.3 million shares of common stock and cash consideration of $47.1 million at closing. Such cash consideration is expected to be funded through availability under the Credit Facility. See Note 3 of the Condensed Notes to Consolidated Financial Statements appearing elsewhere in this document.

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1994, 1995 and 1996, Fixed-Price Contracts hedged 98%, 84% and 51% of the Company's natural gas production not otherwise subject to fixed prices and 91%, 86% and 67% of its oil production, respectively. For the six months ended June 30, 1997, Fixed-Price Contracts hedged 56% of the Company's natural gas production and 43% of its oil production. As of June 30, 1997, Fixed-Price Contracts are in place to hedge 331 Bcf of the Company's estimated future production from proved gas reserves. See Note 4 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Fixed-Price Contracts," appearing elsewhere in this document.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  For energy swap sales contracts, the Company receives a fixed price for the commodity being hedged and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. Under energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of June 30, 1997.

FIXED-PRICE CONTRACTS

                              Six
                             Months
                             Ending         Years Ending December 31,
Balance
                            December --------------------------------------
through
                            31, 1997   1998      1999      2000      2001
2017      Total
                            -------- --------  --------  --------  --------
--------  ----------
NATURAL GAS SWAPS
Sales Contracts
Contract volumes (BBtu). .     3,840   13,825    15,825     9,830     7,475
29,838      80,633
Weighted average fixed
price per MMBtu (1). . . .  $   2.23 $   2.33  $   2.44  $   2.46  $   2.47 $
3.08  $     2.66
Future fixed-price
sales (M$) . . . . . . . .  $  8,579 $ 32,243  $ 38,629  $ 24,164  $ 18,446 $
92,020  $  214,081
Future net
revenues (M$) (2). . . . .  $   (707)$  2,520  $  4,922  $  3,324  $  2,450 $
25,497  $   38,006

Purchase Contracts
Contract volumes (BBtu). .    (1,220)  (9,125)  (10,950)       --        --
  --     (21,295)
Weighted average
fixed price per MMBtu (1).  $   2.01 $   2.09  $   2.18  $     --  $     -- $
  --  $     2.13
Future fixed-price
purchases (M$) . . . . . .  $ (2,450)$(19,108) $(23,880) $     --  $     -- $
  --  $  (45,438)
Future net
revenues (M$) (2). . . . .  $    501 $    512  $   (556) $     --  $     -- $
  --  $      457

NATURAL GAS PHYSICAL
 DELIVERY CONTRACTS
Contract volumes (BBtu). .    18,453   36,060    28,204    26,749    27,300
134,096     270,862
Weighted average fixed
price per MMBtu (1). . . .  $   2.50 $   2.64  $   2.84  $   3.04  $   3.19 $
4.11  $     3.48
Future fixed-price
sales (M$) . . . . . . . .  $ 46,055 $ 95,130  $ 80,125  $ 81,403  $ 86,963
$551,455  $  941,131
Future net
revenues (M$) (2). . . . .  $  1,347 $ 17,419  $ 19,689  $ 23,973  $ 27,923
$217,399  $  307,750

TOTAL NATURAL GAS
 CONTRACTS (3) (4)
Contract volumes (BBtu). .    21,073   40,760    33,079    36,579    34,775
163,934     330,200
Weighted average fixed
price per MMBtu (1). . . .  $   2.48 $   2.66  $   2.87  $   2.89  $   3.03 $
3.93  $     3.36
Future fixed-price
sales (M$) . . . . . . . .  $ 52,184 $108,265  $ 94,874  $105,567  $105,409
$643,475  $1,109,774
Future net
revenues (M$) (2). . . . .  $  1,141 $ 20,451  $ 24,055  $ 27,297  $ 30,373
$242,896  $  346,213







                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

FIXED-PRICE CONTRACTS, (continued)

(1)- The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price
Contracts.  See
      "-- Market Risk."
(2)- Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of June 30, 1997, as adjusted for estimated basis. Future net revenues change as market prices and basis fluctuate.  See "-- Market Risk."
(3)-  Does not include basis swaps with notional volumes by year, as follows:
1997 - 11.4 TBtu;
      1998 - 24.5 TBtu; 1999 - 19.0 TBtu; 2000 - 21.3 TBtu; 2001 - 9.4 TBtu;
and 2002 - 5.5
TBtu.
(4)- Does not include 0.9 TBtu of natural gas hedged by a fixed-price collar for July through
      September 1997 with a floor price of $2.22 per MMBtu and a ceiling price of $2.84 per
      MMBtu.

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

  Accounting. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheet or income statement related to changes in market value of the contracts. If a Fixed-Price Contract is settled prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original life of the contract. At June 30, 1997, the Company had $24.1 million of unamortized deferred hedging gains recorded on its balance sheet. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales as obligations under the contracts are fulfilled. At June 30, 1997, the Company had $18.2 million of deferred revenue recorded on its balance sheet.

  Credit Risk. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices and could adversely affect the carrying value of the Company's oil and gas properties and the amount of borrowing capacity available under the Credit Facility. The Company has not experienced non-performance by any counterparty. See Note 4 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Fixed-Price Contracts," appearing elsewhere in this document.

   Market Risk. The Company's Fixed-Price Contracts at June 30, 1997, hedge 331 Bcf of proved natural gas reserves, substantially all of which are proved developed reserves. If the Company's proved reserves are produced at rates less than anticipated, the volumes specified under the Fixed-Price Contracts may exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for such volumes. The Company expects future production volumes to be greater than the volumes provided for in its contracts.

  The differential between the floating price paid under each swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1994, 1995 and 1996, the Company received on an Mcf basis approximately 11%, 3% and 3% less than the prices specified in its natural gas Fixed-Price Contracts, respectively due to basis. For its oil production hedged by Fixed-Price Contracts, the Company realized approximately 8%, 7% and 4% less than the specified contract prices for such years, respectively. For the six months ended June 30, 1997, the Company received prices which were 1% less and 2% less than the prices specified in its natural gas contracts and crude oil contracts, respectively. Basis results for the first six months of 1997 are not necessarily indicative of the results to be expected for the full year. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% change in price realization for hedged natural gas production for the balance of 1997 would represent a $.5 million change in gas sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Margining. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1994, 1995 and 1996, the maximum aggregate amount of margin posted by the Company was $41.0 million, $23.4 million and $25.9 million, respectively. For the six months ended June 30, 1997, the highest amount of posted margin was $25.4 million. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At June 30, 1997, the Company had issued margin in the form of letters of credit and treasury bills totaling $18.8 million and $3.0 million, respectively. In addition, approximately 30 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

OUTLOOK FOR FISCAL YEAR 1997
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1997" included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 for an expanded discussion of 1997 estimates. Such estimates have been made without regard to the effects of the proposed merger with American. Subject to the uncertainties identified in "Forward-Looking Statements," no material modifications to previously disclosed estimates are deemed necessary, except for such modifications as may arise from the proposed merger with American. A discussion of the estimated financial consequences assuming the merger with American is consummated will be included in a Joint Proxy/Prospectus expected to be made available in August 1997.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
  Not applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fixed-Price Contracts."

                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION

Item 1 -- None

Item 2 -- None

Item 3 -- None

Item 4 -- Submission of Matters to a Vote of Security Holders
  The 1997 Annual Meeting of Shareholders was held on May 20, 1997. The following matters were submitted to a vote of the Company's shareholders:

  1. The election of eight directors for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director are as follows:

      Gerard Louis-Dreyfus  26,321,641 votes for; 399,841 votes withheld; 0 votes abstaining
      Simon B. Rich, Jr.    26,715,141 votes for; 6,341 votes withheld; 0
                            votes abstaining
      Mark E. Monroe        26,715,041 votes for; 6,441 votes withheld; 0
                            votes abstaining
      Richard E. Bross      26,715,461 votes for; 6,021 votes withheld; 0
                            votes abstaining
      Daniel R. Finn, Jr.   26,714,441 votes for; 7,041 votes withheld; 0
                            votes abstaining
      John J. Hogan, Jr.    26,714,661 votes for; 6,821 votes withheld; 0
                            votes abstaining
      James R. Paul         26,714,661 votes for; 6,821 votes withheld; 0
                            votes abstaining
      James T. Rodgers, III 26,714,661 votes for; 6,821 votes withheld; 0 votes abstaining

  2. Approval of the amendment and restatement of the Stock Option Plan. The results of the shareholder vote included 24,078,876 votes for; 1,593,466 votes against; and 2,085 votes abstaining.

  3. Ratification of the selection of Ernst & Young as independent auditors of the Company for the year ending December 31, 1997. The results of the shareholder vote included 26,716,182 votes for; 4,800 votes against; and 500 votes abstaining.

Item 5 -- None

Item 6 -- Exhibit and Reports on Form 8-K
(a) Exhibits:
  27.1 -- Financial Data Schedule
(b) Reports on Form 8-K:
  A Form 8-K dated June 24, 1997 disclosing under Item 5 the proposed merger with American Exploration Company was filed with the Securities and Exchange Commission on July 3, 1997. No financial statements were filed with such report.

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: August 12, 1997            /s/ Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Vice President and Chief Accounting Officer