Form 10-Q
period 1997-09-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1997-11-14
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1997

                                   or

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
                                                   -----   -----
39,146,504 shares of common stock, $.01 par value, issued and outstanding at October 28, 1997.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1996 and September 30, 1997 . . . . . . . . . . . . . .   3
Consolidated Statements of Income:
  Three months and nine months ended September 30, 1996 and 1997 . . . 5 Consolidated Statements of Cash Flows:
  Nine months ended September 30, 1996 and 1997. . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. .  32

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  33

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S

                                                 December 31,   September 30,
                                                    1996            1997
                                                -------------   -------------
                                                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . .    $       7,749   $      10,551
Receivables:
 Oil and gas sales . . . . . . . . . . . . .           33,579          29,737
 Joint interest and other. . . . . . . . . .            5,358           7,485
Deposits . . . . . . . . . . . . . . . . . .            5,592           2,986
Inventory and other. . . . . . . . . . . . .            3,147           4,855
                                                -------------   -------------
Total current assets . . . . . . . . . . . .           55,425          55,614
                                                -------------   -------------
PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . .          907,027         987,345
Less accumulated depreciation, depletion
 and amortization. . . . . . . . . . . . . .         (235,162)       (276,174)
                                                -------------   -------------
                                                      671,865         711,171
                                                -------------   -------------
OTHER ASSETS, net. . . . . . . . . . . . . .            6,323           4,985
                                                -------------   -------------
                                                $     733,613   $     771,770
                                                =============   =============

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                 December 31,   September 30,
                                                    1996            1997
                                                -------------   -------------
                                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . .    $      36,415   $      30,593
Accrued liabilities. . . . . . . . . . . . .            7,251          11,069
Revenues payable . . . . . . . . . . . . . .            7,419           6,981
                                                -------------   -------------
 Total current liabilities . . . . . . . . .           51,085          48,643
                                                -------------   -------------
LONG-TERM DEBT . . . . . . . . . . . . . . .          343,907         356,017
                                                -------------   -------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . .           19,049          17,821
Deferred gains from price-risk
 management activities . . . . . . . . . . .           26,226          23,684
Deferred income taxes. . . . . . . . . . . .           22,692          33,944
Other. . . . . . . . . . . . . . . . . . . .            6,961           4,847
                                                -------------   -------------
                                                       74,928          80,296

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. .               --              --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 27,800,750 and 27,830,000 shares,
 respectively. . . . . . . . . . . . . . . .              278             278
Additional paid-in capital . . . . . . . . .          197,301         197,780
Retained earnings. . . . . . . . . . . . . .           66,114          88,756
                                                -------------   -------------
                                                      263,693         286,814
                                                -------------   -------------
                                                $     733,613   $     771,770
                                                =============   =============

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          1996      1997      1996      1997
                                        --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . . .  $ 48,074  $ 46,091  $131,713  $142,193
Gain (loss) on sales of property
 and equipment . . . . . . . . . . . .        29        66       (37)    8,683
Other income . . . . . . . . . . . . .       885       636     2,978     1,919
                                        --------  --------  --------  --------
                                          48,988    46,793   134,654   152,795
                                        --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . . .    11,161    10,624    32,705    32,489
General and administrative . . . . . .     3,975     4,008    12,346    11,899
Exploration costs. . . . . . . . . . .       549     1,886       791     5,300
Depreciation, depletion and
 amortization. . . . . . . . . . . . .    17,042    16,990    48,766    49,241
Interest . . . . . . . . . . . . . . .     6,545     6,512    20,202    19,031
                                        --------  --------  --------  --------
                                          39,272    40,020   114,810   117,960
                                        --------  --------  --------  --------
Income before income taxes . . . . . .     9,716     6,773    19,844    34,835
Income taxes . . . . . . . . . . . . .     3,206     2,371     6,548    12,193
                                        --------  --------  --------  --------
NET INCOME . . . . . . . . . . . . . .  $  6,510  $  4,402  $ 13,296  $ 22,642
                                        ========  ========  ========  ========

Net income per share . . . . . . . . .  $    .23  $    .16  $    .48  $    .81
                                        ========  ========  ========  ========
Weighted average common shares
 outstanding . . . . . . . . . . . . .    27,800    27,812    27,800    27,805
                                        ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              1996      1997
                                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,296  $ 22,642
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . .     48,766    49,241
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      5,134    11,252
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .        791     5,300
 (Gain) loss on sales of property and equipment . . . . . . . . . . . . .         37    (8,683)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        339       536
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,560     1,715
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        395     2,606
 Inventory and other. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,359    (1,708)
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,583)   (5,822)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       (136)    3,818
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,449      (438)
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,310)       --
                                                                            --------  --------
                                                                              69,097    80,459
                                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures . . . . . . . . . . . . . . . . . . . .    (99,963) (109,417)
Additions to other property and equipment . . . . . . . . . . . . . . . .     (1,976)   (1,899)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . .        326    27,448
Expenditures for other assets . . . . . . . . . . . . . . . . . . . . . .        (78)       --
                                                                            --------  --------
                                                                            (101,691)  (83,868)
                                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank borrowings . . . . . . . . . . . . . . . . .    196,140   225,601
Repayments of long-term bank borrowings . . . . . . . . . . . . . . . . .   (183,140) (213,601)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . .         --       479
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .     (1,686)   (1,228)
Change in deferred gains from price-risk management activities. . . . . .     27,376    (2,542)
Change in other long-term liabilities . . . . . . . . . . . . . . . . . .       (334)   (2,498)
                                                                            --------  --------
                                                                              38,356     6,211
                                                                            --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . .      5,762     2,802
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .      1,584     7,749
                                                                            --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .   $  7,346  $ 10,551
                                                                            ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . .   $ 17,361  $ 15,161
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,179       667
                                                                            --------  --------
                                                                            $ 18,540  $ 15,828
                                                                            ========  ========


                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              September 30, 1997


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Louis Dreyfus Natural Gas Corp. (the "Company" or "LDNG") have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share"("SFAS 128"), which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, both basic earnings per share and diluted earnings per share will be presented. Basic and diluted earnings per share as determined under SFAS 128 for the three-month and nine-month periods ended September 30, 1996 and 1997, approximated the respective net income per share amounts shown on the accompanying Consolidated Statements of Income.

NOTE 3 -- MERGER WITH AMERICAN EXPLORATION COMPANY

  On October 14, 1997, the Company completed the acquisition (the "American Acquisition") of American Exploration Company ("American"), a publicly-held independent energy company with exploration and development activities focused primarily in South Texas, the Texas state waters, the Cotton Valley Reef Trend in East Texas and the Smackover Trend in Arkansas. The acquisition consideration paid to the shareholders of American consisted of 11.3 million shares of LDNG common stock and $47.2 million of cash. In addition, holders of American's $20 million convertible preferred stock received LDNG preferred shares. Shares of preferred stock are convertible at the option of the holders, unless earlier redeemed by the Company, into a total of 960,000 shares of LDNG common stock plus $4 million cash.

  As of December 31, 1996, American had proved reserves of 254 Bcfe with a present value discounted at 10% of $370.8 million. American operated approximately 58% of its reserves, of which 66% was natural gas and 80% was proved developed. American also held approximately 370,000 net undeveloped acres. The acquisition will be accounted for as a purchase; accordingly, the

                         LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1997

results of operations relating to this acquisition will be included in the Company's financial results for the periods subsequent to October 14, 1997.

  Presented below is certain unaudited pro forma information for the nine-month periods ended September 30, 1996 and 1997, giving effect to the American Acquisition as if the transaction had been consummated as of January 1, 1996. Such unaudited pro forma information has been prepared pursuant to regulations prescribed by the Securities and Exchanged Commission and does not purport to be indicative of the results of operations which actually would have been obtained if the transaction had occurred as presented or which may be obtained in the future. It does not consider the effects of the cost reduction and financing plans of management expected to be implemented after closing, nor does it include the effects of certain purchase accounting adjustments expected to be recorded at closing. The financial impact of such plans and purchase accounting adjustments is expected to be material. Also, the pro forma information does not include the impairment charge expected to be recorded in the fourth quarter of 1997. See footnote (1) to the pro forma information that follows. Future results may also vary significantly from the results reflected in the unaudited pro forma information due to oil and gas production increases or declines, new Fixed-Price Contracts, changes in product prices, future acquisitions and divestitures, future development and exploration activities, and other factors.

                                                          Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1996         1997
                                                        --------     --------
                                                        (in thousands, except
                                                            per share data)

  Unaudited pro forma information (1):
  Revenues . . . . . . . . . . . . . . . . . . . . . .  $187,766     $219,676
  Net income . . . . . . . . . . . . . . . . . . . . .  $    931     $ 11,619
  Net income (loss) per common share . . . . . . . . .  $   (.01)    $    .26
  Weighted average common shares outstanding . . . . .    39,107       39,112

  (1) - The pro forma information shown above does not consider the effects of the cost reduction and financing plans of management expected to be implemented after closing, nor does it include the effects of certain purchase accounting adjustments expected to be recorded at closing. The estimated combined financial impact of such plans and purchase accounting adjustments if included in the pro forma income statements would be an increase in pro forma net income of $7.7 million and $7.5 million for the nine months ended September 30, 1996 and 1997, respectively.

        In addition, the pro forma information shown above does not include an impairment charge expected to be recorded in the fourth

                         LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1997

        quarter of 1997 in connection with the acquisition. Based on preliminary estimates of the total purchase price to be allocated to the oil and gas properties of American (the "American Properties") as of June 30, 1997, the Company reported an estimated pro forma impairment charge of $73 million ($45 million, after tax). The determination of the actual purchase price amount to be allocated to the American Properties and the resultant calculation of the impairment charge are in preliminary stages. The Company presently is not aware of any information that would lead it to believe that a substantially different impairment amount will ultimately be recorded; however, the actual amount may differ materially from the preliminary estimate.

NOTE 4 -- CONTINGENCIES

  LITIGATION. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The judgment amount was in addition to a $1.3 million deposit previously paid by Midcon to the Company. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 24, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid. The Company considers the allegations of Midcon to be without merit and will vigorously defend against this action. Collection of the remaining unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of September 30, 1997. The Company will recognize income as any payments are received.

  FIXED-PRICE CONTRACTS.  Two fixed-price contracts which hedge an aggregate
98.5 Bcf of natural gas as of September 30, 1997 are with independent power producers ("IPPs") which sell electric power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of September 30, 1997, the present value at a discount rate of 10% of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for estimated basis, was approximately $123 million. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1994, 1995 and 1996, these contracts contributed $5.1 million, $9.6 million and $.9 million, respectively, to natural gas sales. The ability of these IPPs to

                         LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1997

perform their obligations to the Company is largely dependent on the continued performance by NIMO of its power purchase obligations to the IPPs. In recent years, NIMO has taken aggressive regulatory, judicial and contractual actions seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's fixed-price contracts.
These actions have not been successful. Further, NIMO has stated that its future financial prospects are dependent on its ability to resolve these obligations, along with other matters.

  On July 9, 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the Company's counterparties. Pursuant to the MRA, the power purchase agreements between NIMO and the IPPs would be terminated, restated or amended, in exchange for an aggregate of $3.6 billion in cash, $50 million in notes or cash, 46 million shares of NIMO common stock and certain fixed-price swap contracts. The allocation of the consideration among the IPPs has not been disclosed. The closing of the MRA is conditioned upon, among other things, NIMO and the IPPs negotiating their individual restated and amended contracts, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transactions contemplated by the MRA (including the termination of the existing power purchase contracts and the termination or amendment of all related third party agreements), the IPPs entering into new third party arrangements which will enable each IPP to restructure its projects on a reasonably satisfactory economic basis, NIMO having completed all necessary financing arrangements and NIMO and the IPPs having received all necessary approvals from their respective boards of directors, shareholders and partners.

  Preliminary discussions between the Company and the IPP counterparties have commenced. If the Company consents to the MRA, it will receive a portion of the NIMO settlement proceeds in exchange for the cancellation of the affected fixed-price contracts. Such proceeds would be used to repay indebtedness outstanding under the bank credit facility and would be reflected in the Company's balance sheet as deferred hedging gains to be amortized into oil and gas revenues over the original life of the underlying contracts. However, the amount of such proceeds to be received by the Company, if any, cannot be estimated at this time. Cancellation of the contracts would subject a greater portion of the Company's oil and gas production to market prices, which in a low oil and gas price environment could adversely affect the carrying value of the Company's oil and gas properties and could otherwise have an adverse effect on the Company.

NOTE 5 -- NEW BANK CREDIT FACILITY

  On October 14, 1997, in connection with the American Acquisition, the Company replaced its $300 million borrowing-base credit facility with a new $550 million revolving credit facility (the "Credit Facility"). The Credit Facility allows LDNG to draw on the full $550 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating

                         LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1997

from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the loss of an investment grade credit rating and the election by a majority in interest of the lenders. No principal payments are required under the Credit Facility prior to termination on October 14, 2002.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At October 14, 1997, the applicable interest rate was LIBOR plus 30 basis points and the facility fee was 15 basis points. This pricing is an improvement of 5 basis points compared to the prior facility.

  The Credit Facility agreement contains certain affirmative and restrictive covenants which generally provide greater flexibility than those contained in the prior facility. These covenants, among other things, limit total outstanding indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured. In connection with the termination of the $300 million borrowing-base credit facility, the Company will recognize a charge in the fourth quarter of 1997 of approximately $1.7 million representing the unamortized loan origination fees associated with the facility.

  The Company previously had entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the $300 million borrowing-base credit facility. As of September 30, 1997, the Company had fixed the interest rate on average notional amounts of $143 million for the balance of 1997, and $99 million and $33 million for the years ending December 31, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.8% at September 30, 1997) and pays an average rate of 6.1% for the balance of 1997, 6.3% for 1998 and 6.5% for 1999. In October 30, 1997, the Company entered into three additional interest rate swaps which hedge an aggregate notional amount of $150 million for a period of five years. The effective average fixed rate of the new interest rate swaps is 6.5%.

                         LOUIS DREYFUS NATURAL GAS CORP.
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OVERVIEW
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, earnings and operating cash flows through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. Since its acquisition by S.A. Louis Dreyfus et Cie in 1990, the Company's oil and gas reserves and production have grown significantly as the result of a number of proved reserve acquisitions and its active drilling program.

  Over the three-year period ended December 31, 1996, the Company acquired 322 Bcfe of proved reserves through various acquisitions for a total consideration of $191.4 million, or $.59 per Mcfe. Such acquisitions have been geographically concentrated in regions where the Company has significant expertise and where the Company benefits from operational synergies. In 1997, the Company continued this acquisition strategy. Of particular significance, was the acquisition of American Exploration Company ("American") which was completed on October 14, 1997 (the "American Acquisition"). See related discussion under "Commitments and Capital Expenditures."

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

  Recently, exploratory drilling has become an integral component of the Company's operating strategy. During 1996, the Company invested $15 million in connection with exploration prospects, including drilling, seismic data collection and leasehold acquisition activities. The Company has allocated $31 million, or 23%, of its current capital budget for exploratory activities in 1997.

  The Company has a portfolio of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts") designed to reduce the risk associated with fluctuations in natural gas and oil prices. For the years ended December 31, 1994, 1995 and 1996, Fixed-Price Contracts hedged 98%, 84% and 51% of the Company's natural gas production not otherwise subject to fixed prices and 91%, 86% and 67% of its oil production, respectively. Over the past few years, competition in Fixed-Price Contracts has increased, the opportunities for attractive Fixed-Price Contracts have diminished and spot prices for natural gas are presently higher than nearby forward market prices. In response to these changes, a smaller share of the Company's production and reserve growth has been hedged under long-term Fixed-Price Contracts due to Management's reluctance to sell into a forward market where prices trend down

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

or are essentially flat over the next several years. Management believes that the current relationship between cash flow protection and exposure to oil and gas prices is an appropriate balance for the Company. However, the Company may decide to hedge a greater or smaller share of production in the future, depending upon market conditions, capital investment considerations and other factors. See "Fixed-Price Contracts."

  Forward-Looking Statements. All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions and other information currently available to management. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves.
These risks include, but are not limited to, commodity price risks, counterparty risks, environmental risks, drilling risks, reserve, operations and production risks, and risks attributable to the American Acquisition.
Many of these risks are described elsewhere herein. Moreover, the Company may make material acquisitions, modify its Fixed-Price Contract position by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any change in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

CERTAIN DEFINITIONS (continued)
Mcf.     Volume of one thousand cubic feet, the basic unit for measuring natural gas.
Mcfe. Mcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
MMBbls.  Volume of one million barrels.
MMBtu.   Million Btus.
MMcf.    Volume of one million cubic feet.
MMcfe. MMcf equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
TBtu.    Trillion Btus.

 Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

SELECTED OPERATING DATA
                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1996      1997      1996      1997
                                       --------  --------  --------  --------
OIL AND GAS SALES: (M$)
Wellhead oil sales . . . . . . . . . . $  9,888  $  7,390  $ 27,879  $ 24,915
Effect of Fixed-Price Contracts (1). .     (834)       --    (1,939)      322
                                       --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . $  9,054  $  7,390  $ 25,940  $ 25,237
                                       ========  ========  ========  ========
Wellhead natural gas sales . . . . . . $ 36,699  $ 38,007  $101,707  $117,515
Effect of Fixed-Price Contracts (1). .    2,321       694     4,066      (559)
                                       --------  --------  --------  --------
Total natural gas sales. . . . . . . . $ 39,020  $ 38,701  $105,773  $116,956
                                       ========  ========  ========  ========
TOTAL PRODUCTION:
Oil production (MBbls) . . . . . . . .      454       403     1,369     1,240
Natural gas production (MMcf). . . . .   16,606    16,774    47,576    48,379
Equivalent production (MMcfe). . . . .   19,332    19,193    55,792    55,819

PRODUCTION HEDGED BY FIXED-PRICE
  CONTRACTS:
Oil production (MBbls) . . . . . . . .      304        --       949       362
Natural gas production (MMcf). . . . .    8,591    11,673    24,185    29,241
Equivalent production (MMcfe). . . . .   10,415    11,673    29,879    31,413

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, continued

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1996      1997      1996      1997
                                       --------  --------  --------  --------
AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price . . . . . . . . . . . $  21.77  $  18.32  $  20.36  $  20.09
  Effect of Fixed-Price Contracts (1).    (1.84)       --     (1.42)      .26
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $  19.93  $  18.32  $  18.94  $  20.35
                                       ========  ========  ========  ========
  Average fixed price received under
    Fixed-Price Contracts. . . . . . . $  19.53       n/a  $  19.33  $  22.32
  Net effective realization (2). . . .      97%       n/a       96%       98%

Natural gas (per Mcf):
  Wellhead price . . . . . . . . . . . $   2.21  $   2.27  $   2.14  $   2.43
  Effect of Fixed-Price Contracts (1).      .14       .04       .08     (0.01)
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $   2.35  $   2.31  $   2.22  $   2.42
                                       ======== =========  ========  ========
  Average fixed price received under
    Fixed-Price Contracts. . . . . . . $   2.43  $   2.41  $   2.37  $   2.45
  Net effective cash realization (2) .     102%       97%       97%       99%
Equivalent price (per Mcfe). . . . . . $   2.49  $   2.40  $   2.36  $   2.55

EXPENSES: (per Mcfe)
Operating costs:
  Lease operating. . . . . . . . . . . $    .45  $    .43  $    .47  $    .45
  Production taxes . . . . . . . . . . $    .12  $    .12  $    .12  $    .13
General and administrative . . . . . . $    .21  $    .21  $    .22  $    .21
Depreciation, depletion and
    amortization - oil & gas.  . . . . $    .83  $    .82  $    .82  $    .82

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



                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1996

  Net Income and Cash Flows from Operating Activities.  For the quarter ended
September 30, 1997, the Company realized net income of $4.4 million, or $.16 per share, on total revenue of $46.8 million. This compares with net income of $6.5 million, or $.23 per share, on total revenue of $49.0 million for the third quarter of 1996. Cash flows from operating activities (before working capital changes) for the third quarter of 1997 decreased to $25.8 million from the $26.7 million reported for the third quarter of 1996. The decline in third quarter 1997 earnings and operating cash flows was principally the result of lower oil and gas prices. Earnings were also reduced in the 1997 third quarter by an increase in exploration costs. Cash flows provided by operating activities after consideration for the net change in working capital decreased to $26.5 million compared to $33.0 million for the third quarter of 1996. This decrease is due to lower oil and gas prices and to an increase in receivables for the third quarter of 1997.

  Production. The Company produced 19.2 Bcfe for the third quarter of 1997 compared to 19.3 Bcfe for the prior year third quarter, a decrease of 1%.
Natural gas production increased to 16.8 Bcf, up 1% from the 16.6 Bcf produced in the third quarter of 1996. Oil production for the third quarter of 1997 decreased 11% to 403 MBbls compared to 454 MBbls for the third quarter of 1996. The decrease in oil production was primarily the result of the sale of a non-core waterflood property in January 1997.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.40 per Mcfe for the quarter ended September 30, 1997, a 4% decrease from the $2.49 per Mcfe received for the third quarter of 1996.
The Company's gas production yielded an average price of $2.31 per Mcf compared to $2.35 per Mcf for the prior year third quarter. The average gas price for the third quarter of 1997 was enhanced $.04 per Mcf as a result of the Company's hedging activities. The average gas price for the third quarter of 1996 increased $.14 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received for the third quarter of 1997 was $18.32 per Bbl, a decrease of 8% compared to $19.93 per Bbl for the prior-year third quarter. The Company's third quarter 1997 oil production was not hedged. Fixed-Price Contracts hedging the Company's crude oil production during the third quarter of 1996 decreased the average price by $1.84 per Bbl.

  The net effect of higher gas production and lower average price decreased gas sales to $38.7 million for the third quarter of 1997 compared to $39.0 million for the third quarter of 1996. The combined effect of lower oil production and lower prices was to decrease oil sales by 18% to $7.4 million from the $9.1 million reported for the third quarter of 1996. See additional discussion under "Fixed-Price Contracts."

  Other Income. Other income for the third quarter of 1997 was $.6 million compared to $.9 million for the third quarter of 1996. The 1996 third quarter

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

amount is higher primarily due to the receipt of a $.5 million installment payment from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. See Note 4 of the Condensed Notes to Consolidated
Financial Statements, "Contingencies -- Litigation," appearing elsewhere in this document.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, decreased to $10.6 million for the third quarter of 1997 compared to $11.2 million for third quarter of 1996. This improvement is due, in part, to the sale of a non-core waterflood property in January 1997. On an equivalent unit of production basis, total operating costs decreased to $.55 per Mcfe for the third quarter of 1997 compared to $.58 per Mcfe for the prior-year third quarter.

  General and Administrative Expense.  General and administrative expense
("G&A") for the third quarter of 1997 remained constant at $4.0 million compared to the prior-year third quarter. On an equivalent unit of production basis, G&A remained constant at $.21 per Mcfe for the 1997 third quarter in relation to the prior-year third quarter.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs were $1.9 million for the quarter ended September 30, 1997 compared to $.5 million for the third quarter of 1996. This increase is primarily due to an increase in dry hole costs expensed during the third quarter of 1997 in connection with the Company's exploratory drilling program.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the third quarter of 1997 remained constant at $17.0 million compared to the prior-year third quarter. The oil and gas DD&A rate per equivalent unit of production (including leasehold impairment) decreased to $.82 per Mcfe for the third quarter of 1997 compared to $.83 per Mcfe for the third quarter of 1996.

  Interest Expense. Interest expense for the third quarter of 1997 remained constant at $6.5 million compared to the third quarter of 1996. The net impact of interest rate swaps in effect for the third quarter of 1997 was not material. The net impact of interest rate swaps in effect during the third quarter of 1996 was to increase interest expense by $.2 million. See "Capital
Resources and Liquidity -- Credit Facility."

  Income Taxes. For the third quarter of 1997, the Company recorded an income tax provision of $2.4 million on pretax income of $6.8 million, an effective rate of 35%. This compares to an income tax provision of $3.2 million on pretax income of $9.7 million, an effective rate of 33%, for the third quarter of 1996. The effective rate for both quarters was lower than the statutory rate primarily due to the availability of Section 29 credits.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 1996
  Net Income and Cash Flows from Operating Activities. The Company realized net income of $22.6 million, or $.81 per share, on total revenue of $152.8 million for the nine months ended September 30, 1997. This compares with net income of $13.3 million, or $.48 per share, on total revenue of $134.7 million for the first nine months of 1996. Cash flows from operating activities
(before working capital changes) for the first nine months of 1997 increased
17% to $80.3 million from the $68.4 million reported for the first nine months of 1996. The increase in earnings and cash flows for the first nine months of 1997 was primarily the result of higher oil and gas prices. In addition, net income for the 1997 nine-month period included a $5.5 million after-tax gain on the sale of a non-core waterflood property in January 1997. Cash flows provided by operating activities after consideration for the net change in working capital increased to $80.5 million compared to $69.1 million for the nine-months ended September 30, 1996. This increase is attributable to higher oil and gas prices in the 1997 nine-month period and a reduction in deferred revenue during the first nine months of 1996.

  Production. The Company produced 55.8 Bcfe for the first nine months of 1997 and 1996. Natural gas production for the nine months ended September 30, 1997 was 48.4 Bcf, a 2% increase over the 47.6 Bcf produced in the first nine months of 1996. Oil production for the first nine months of 1997 decreased 9% to 1.2 MMBbls compared to 1.4 MMBbls for the first nine months of 1996. The decrease in oil production was primarily the result of the sale of a non-core waterflood property in January 1997.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.55 per Mcfe for the first nine months of 1997, an increase of 8% compared to $2.36 per Mcfe for the first nine months of 1996.
The average gas price for the first nine months of 1997 was $2.42 per Mcf, an increase of 9% compared to $2.22 per Mcf for the nine months ended September
30, 1996. The Company's average gas price for the first nine months of 1997 decreased $.01 per Mcf as a result of the Company's hedging activities. The average gas price for the first nine months of 1996 was enhanced $.08 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price for the first nine months of 1997 was $20.35 per Bbl compared to $18.94 per Bbl for the first nine months of 1996, an increase of 7%. The average oil price for the current year nine-month period increased $.26 per Bbl as a result of Fixed-Price Contracts in effect for the period. The effect of Fixed-Price Contracts hedging the Company's crude oil production during the first nine months of 1996 was to decrease the average price by $1.42 per Bbl.

  The combination of higher gas production and higher average price increased natural gas sales to $117.0 million for the first nine months of 1997, an increase of 11% from the $105.8 million reported for the first nine months of 1996. The net effect of lower oil production and higher average price was to decrease oil sales by 3% to $25.2 million compared to $25.9 million for the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

prior-year nine-month period.

  Gain (Loss) on Sales of Property and Equipment. During the first nine months of 1997, the Company recognized a net gain on sales of property and equipment of $8.7 million. The comparable amount for the first nine months of 1996 was not material. Substantially all of the 1997 balance is attributable to the gain realized upon the sale of a non-core waterflood property in January 1997.

  Other Income.  Other income for the first nine months of 1997 was $1.9 million compared to $3.0 million for the first nine months of 1996. The 1996 third quarter amount is higher primarily due to the receipt of $1.7 million from Midcon Offshore, Inc. in connection with a $10.8 million judgment in the Company's favor. See Note 4 of the Condensed Notes to Consolidated Financial
Statements, "Contingencies -- Litigation," appearing elsewhere in this document.

  Operating Costs. Operating costs, which include direct lease operating expenses and production taxes, decreased to $32.5 million for the first nine months of 1997 compared to $32.7 million for the first nine months of 1996.
This improvement is due, in part, to the sale of a non-core waterflood property in January 1997. On an equivalent unit of production basis, total operating costs remained relatively constant at $.58 per Mcfe for the first nine months of 1997 compared to $.59 per Mcfe for the comparable prior-year period.

  General and Administrative Expense. G&A for the first nine months of 1997 was $11.9 million compared to $12.3 million for the comparable prior-year period. On an equivalent unit of production basis, G&A decreased to $.21 per Mcfe for the first nine months of 1997 compared to $.22 per Mcfe for the first nine months of 1996. This improvement is primarily attributable to an increase in overhead recoveries from third parties.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs were $5.3 million for the nine months ended September 30, 1997 compared to $.8 million for the nine months ended September 30, 1996. This increase is consistent with the increase in exploration activity conducted by the Company for the first nine months of 1997 relative to the comparable period of 1996.
The 1997 amount consists of $2.2 million of seismic acquisition and other geological and geophysical costs, $2.5 million of dry hole costs and $.6 million of leasehold impairment.

  Depreciation, Depletion and Amortization. DD&A for the first nine months of 1997 was $49.2 million compared to $48.8 million for the first nine months of 1996. This increase in DD&A is attributable to an increase in amortization and depreciation of non-oil and gas assets. The oil and gas DD&A rate per equivalent unit of production remained constant at $.82 per Mcfe for the first nine months of 1997 compared to the first nine months of 1996.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

  Interest Expense. For the nine months ended September 30, 1997, interest expense was $19.0 million compared to $20.2 million for the first nine months of 1996. This decrease is primarily attributable to lower effective interest rates for the first nine months of 1997. The net impact of interest rate swaps in effect during the first nine months of 1997 was to increase interest expense by $.2 million. Interest rate swaps in effect for the first nine months of 1996 increased interest expense by $.7 million. See "Capital
Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first nine months of 1997, the Company recorded a tax provision of $12.2 million on pretax income of $34.8 million, an effective rate of 35%. This compares to a tax provision of $6.5 million provided on pretax income of $19.8 million for the first nine months of 1996, an effective rate of 33%. The effective rate for both periods was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the nine months ended September 30, 1997 and 1996, the Company expended $109.4 million and $100.0 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the nine-month periods. See "Commitments and Capital
Expenditures." Cash flows from operating activities before changes in working capital for the nine months ended September 30, 1997 and 1996 were $80.3 million and $68.4 million, representing 73% and 68%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in lower cash flows from operating activities, which could, in turn, impact the amount of capital invested by the Company. See "Fixed-Price Contracts."

  The Company received net proceeds of $26.4 million in connection with the January 1997 sale of a non-core waterflood property. Such proceeds were applied to reduce outstanding indebtedness. As a result, cash flows from financing activities for the first nine months of 1997 reflected a net source of cash of $6.2 million, compared to a $38.4 million source of cash for the first nine months of 1996. Historically, the Company has relied upon availability under its revolving bank credit facility and proceeds from the issuance of subordinated notes to fund its investing activities.

  The Company's EBITDAX increased to $108.4 million for the first nine months of 1997 compared to $89.6 million for the first nine months of 1996. EBITDAX is defined herein as income before interest, income taxes, DD&A, impairments and exploration costs. Increases in EBITDAX have occurred primarily as a

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

result of increases in the Company's oil and gas sales. LDNG believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

  Credit Facility.  On October 14, 1997, in connection with the American
Acquisition, the Company replaced its $300 million borrowing-base credit facility with a new $550 million revolving credit facility (the "Credit
Facility"). The Credit Facility allows LDNG to draw on the full $550 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's
Investors Service. A borrowing base can be required only upon the loss of an investment grade credit rating and the election by a majority in interest of the lenders. No principal amounts are required under the Credit Facility prior to termination on October 14, 2002.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At October
14, 1997, the applicable interest rate was LIBOR plus 30 basis points and the facility fee was 15 basis points. This pricing is an improvement of 5 basis points compared to the prior facility.

  The Credit Facility agreement contains certain affirmative and restrictive covenants which generally provide greater flexibility than those contained in the prior facility. These covenants, among other things, limit total outstanding indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  The Company previously had entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the $300 million borrowing-base credit facility. As of September 30, 1997, the Company had fixed the interest rate on average notional amounts of $143 million for the balance of 1997, and $99 million and $33 million for the years ending December
31, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.8% at September 30, 1997) and pays an average rate of 6.1% for the balance of 1997, 6.3% for 1998 and 6.5% for 1999.
The Company has an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap matures June 2004. In October 1997, the Company entered into three additional interest rate swaps which hedge an aggregate notional amount of $150 million for a period of five years. The

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

effective average fixed rate of the new interest rate swaps is 6.5%.

  For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss.
Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized as interest expense over the original contract term. At September 30, 1997, the amount of such deferrals was not material.

  As of September 30, 1997, the Company had $245.0 million of principal and $1.8 million of letters of credit outstanding under its $300 million borrowing-base credit facility.

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

  Other. The Company has certain other unsecured lines of credit available to it which aggregated $60 million as of September 30, 1997. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. As of September 30, 1997, the Company had $12.0 million of indebtedness and $17.9 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity available under the Credit
Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1997 and for 1998, and to meet the Company's margin requirements under its Fixed-Price
Contracts.  See "Commitments and Capital Expenditures" and "Fixed-Price
Contracts -- Margining." At September 30, 1997, the Company had working capital of $7.0 million and a current ratio of 1.1 to 1. Total long-term debt outstanding at September 30, 1997 was $356.0 million. The Company's long-term debt as a percentage of its total capitalization was 55%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase production and reserves through acquisition, development and exploration activities. For the nine months ended September 30, 1997, the Company expended $109.4 million in connection with this strategy, including $86.0 million for development activities, $9.4 million for proved reserve acquisitions and $14.0 million for exploration activities, the majority of which was leasehold and seismic costs.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

For the balance of 1997, the Company currently plans to spend approximately
$56 million in connection with its drilling program, focused principally in its core regions of Sonora, the Mid-Continent, the Gulf Coast, Permian and Arklatex. Such planned expenditure levels include approximately $17 million of additional exploration drilling and other exploration costs. Actual levels of development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. As of September 30, 1997, the Company had drilled 239 wells, 221 of which were successfully completed as producers.
The Company plans to drill approximately 135 additional wells by year-end
1997.

  For 1998, the Company's Board of Directors has approved an exploration and development budget of $200 million. This expenditure level is expected to result in the drilling of over 500 wells in the Company's core regions.
Approximately 40% of this budget is expected to be directed toward exploration opportunities, including $27 million for the acquisition of undeveloped acreage and seismic surveys.

  On October 14, 1997, the Company completed the acquisition of American, a publicly-held independent energy company with exploration and development activities focused primarily in South Texas, the Texas state waters, the Cotton Valley Reef Trend in East Texas and the Smackover Trend in Arkansas.
The acquisition consideration paid to the shareholders of American consisted of 11.3 million shares of LDNG common stock and $47.2 million of cash. Such cash consideration was funded through bank credit facility availability. In addition, holders of American's $20 million convertible preferred stock received LDNG preferred shares. Shares of preferred stock are convertible at the option of the holders, unless earlier redeemed, into a total of 960,000 shares of LDNG common stock plus $4 million cash.

  As of December 31, 1996, American had proved reserves of 254 Bcfe with a present value discounted at 10% of $370.8 million. American operated approximately 58% of its reserves, of which 66% was natural gas and 80% was proved developed. American also held approximately 370,000 net undeveloped acres. The acquisition will be accounted for as a purchase; accordingly, the results of operations relating to this acquisition will be included in the Company's financial results for the periods subsequent to October 14, 1997.

  On October 16, 1997, the Company gave notice of prepayment to the holders of the 11% Senior Subordinated Notes of American (the "American Notes") assumed in the American Acquisition. Prepayment of the $35 million principal amount of the American Notes is subject to a Make Whole Premium as defined in the underlying indenture agreement. As of November 10, 1997, the estimated Make
Whole Premium was approximately $7.6 million. The American Notes are expected to be prepaid on November 17, 1997 with availability under the Credit
Facility.


                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
FIXED-PRICE CONTRACTS
  Description of Contracts.  The Company has entered into Fixed-Price
Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The
Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1994, 1995 and 1996, Fixed-Price Contracts hedged 98%, 84% and 51% of the Company's natural gas production not otherwise subject to fixed prices and 91%, 86% and 67% of its oil production, respectively. For the nine months ended September
30, 1997, Fixed-Price Contracts hedged 60% of the Company's natural gas production and 29% of its oil production. As of September 30, 1997, Fixed-Price Contracts are in place to hedge 322 Bcf of the Company's estimated future production from proved gas reserves and 169 MBbls of the Company's estimated future production from proved oil reserves. See Note 4 of the Condensed Notes to Consolidated Financial Statements, "Contingencies --
Fixed-Price Contracts," appearing elsewhere in this document.

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





















                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of September 30, 1997.


FIXED-PRICE CONTRACTS

                             Three
                             Months
                             Ending         Years Ending December 31,       Balance
                            December -------------------------------------- through
                            31, 1997   1998      1999      2000      2001    2017       Total
                            -------- --------  --------  --------  -------- --------  ----------
NATURAL GAS SWAPS
Sales Contracts
Contract volumes (BBtu). .     1,920   13,825    15,825     9,830     7,475   29,838      78,713
Weighted average fixed
price per MMBtu (1). . . .  $   2.23 $   2.33  $   2.44  $   2.46  $   2.47 $   3.08  $     2.67
Future fixed price
sales (M$) . . . . . . . .  $  4,290 $ 32,243  $ 38,629  $ 24,164  $ 18,446 $ 92,019  $  209,791
Future net
revenues (M$) (2). . . . .  $ (1,712)$   (937) $  2,232  $  1,850  $  1,403 $ 21,566  $   24,402

Purchase Contracts
Contract volumes (BBtu). .      (460)  (9,125)  (10,950)       --        --       --     (20,535)
Weighted average
fixed price per MMBtu (1).  $   2.01 $   2.09  $   2.18  $     --  $     -- $     --  $     2.14
Future fixed price
purchases (M$) . . . . . .  $   (925)$(19,108) $(23,879) $     --  $     -- $     --  $  (43,912)
Future net
revenues (M$) (2). . . . .  $    513 $  2,793  $  1,305  $     --  $     -- $     --  $     4611

NATURAL GAS PHYSICAL
 DELIVERY CONTRACTS
Contract volumes (BBtu). .     8,985   36,060    28,204    26,749    27,300  134,096     261,394
Weighted average fixed
price per MMBtu (1). . . .  $   2.56 $   2.64  $   2.84  $   3.04  $   3.19 $   4.11  $     3.51
Future fixed price
sales (M$) . . . . . . . .  $ 23,031 $ 95,130  $ 80,125  $ 81,403  $ 86,963 $551,455  $  918,107
Future net
revenues (M$) (2). . . . .  $ (5,089)$  8,384  $ 14,874  $ 19,949  $ 24,090 $204,820  $  267,028

TOTAL NATURAL GAS
 CONTRACTS (3) (4)
Contract volumes (BBtu). .    10,445   40,760    33,079    36,579    34,775  163,934     319,572
Weighted average fixed
price per MMBtu (1). . . .  $   2.53 $   2.66  $   2.87  $   2.89  $   3.03 $   3.93  $     3.39
Future fixed price
sales (M$) . . . . . . . .  $ 26,396 $108,265  $ 94,874  $105,567  $105,409 $643,475  $1,083,986
Future net
revenues (M$) (2). . . . .  $ (6,288)$ 10,240  $ 18,411  $ 21,799  $ 25,493 $226,386  $  296,041

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

FIXED-PRICE CONTRACTS (continued)

                             Three
                             Months
                             Ending         Years Ending December 31,       Balance
                            December -------------------------------------- through
                            31, 1997   1998      1999      2000      2001    2017       Total
                            -------- --------  --------  --------  -------- --------  ----------
CRUDE OIL SWAPS
Contract volumes (MBbls) .        90       79        --        --        --       --         169
Weighted average fixed
price per Bbl (1). . . . .  $  22.20 $  22.20  $     --  $     --  $     -- $     --  $    22.20
Future fixed price
sales (M$) . . . . . . . .  $  1,998 $  1,754  $     --  $     --  $     -- $     --  $    3,752
Future net
revenues (M$) (2). . . . .  $     97 $    105  $     --  $     --  $     -- $     --  $      202

(1) - The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts.  See "--Market
      Risk."
(2) - Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of September 30,
      1997, as adjusted for estimated basis.  Future net revenues change as market prices and basis fluctuate.  See "-- Market Risk."
(3) - Does not include basis swaps with notional volumes by year, as follows: 1997 - 5.7 TBtu;
      1998 - 24.5 TBtu; 1999 - 19.0 TBtu; 2000 - 21.3 TBtu; 2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.
(4) - Does not include 1.4 TBtu for 1997 and 1.4 TBtu for 1998 of natural gas hedged by a fixed-price collar with a floor price of $2.34 per MMBtu and a ceiling price of $2.55 per
      MMBtu.

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

  Accounting. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheet or income statement related to changes in market value

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

of the contracts. If a Fixed-Price Contract is settled prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original life of the contract. At September 30, 1997, the Company had $23.7 million of unamortized deferred hedging gains recorded on its balance sheet. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales as obligations under the contracts are fulfilled. At September 30, 1997, the Company had $17.8 million of deferred revenue recorded on its balance sheet.

  Credit Risk. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The loss of a contract would subject a greater portion of the Company's oil and gas production to market prices, which in a low oil and gas price environment could adversely affect the carrying value of the Company's oil and gas properties and could otherwise have an adverse effect on the Company. The Company has not experienced non-performance by any counterparty. See Note 4 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Fixed-Price Contracts," appearing elsewhere in this document.

  Market Risk. The Company's Fixed-Price Contracts at September 30, 1997 hedge 322 Bcf of proved natural gas reserves and 169 MBbls of oil at fixed prices. If the Company's proved reserves are produced at rates significantly less than anticipated, the volumes specified under the Fixed-Price Contracts could exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue for such volumes. The Company expects future production volumes to be greater than the volumes provided for in its contracts.

  The differential between the floating price paid under each swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1994, 1995 and 1996, the Company received on an Mcf basis approximately 11%, 3% and 3% less than the prices specified in its natural gas Fixed-Price Contracts, respectively due to basis. For its oil production hedged by Fixed-Price Contracts, the Company realized approximately

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

8%, 7% and 4% less than the specified contract prices for such years, respectively. For the nine months ended September 30, 1997, the Company received prices which were 1% less and 2% less than the prices specified in its natural gas contracts and crude oil contracts, respectively. Basis results for the first nine months of 1997 are not necessarily indicative of the results to be expected for the full year. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% change in price realization for hedged natural gas production for the balance of 1997 would represent a $299,000 change in gas sales. A 1% change in price realization for hedged oil production for the balance of 1997 would represent a $20,000 change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

  Margining. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1994, 1995 and 1996, the maximum aggregate amount of margin posted by the Company was $41.0 million, $23.4 million and $28.4 million, respectively. For the nine months ended September 30, 1997, the highest amount of posted margin was $26.8 million. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At September 30, 1997, the Company had issued margin in the form of letters of credit and treasury bills totaling $18.8 million and $3.0 million, respectively. In addition, approximately 30 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

OUTLOOK FOR FISCAL YEAR 1997
  Reference is made to the discussion under the caption "Forward-Looking Statements" appearing elsewhere herein which describes the risks and uncertainties inherent in estimating future results and the important factors that could cause actual results to differ materially from the Forward-Looking Statements discussed below. Such Forward-Looking Statements consider the expected impact of the American Acquisition which closed on October 14, 1997, and which will be accounted for under purchase accounting rules. The following comments should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

and Analysis of Financial Condition and Results of Operations contained herein and in the following reports incorporated herein by reference: LDNG's Annual Report on Form 10-K for the year ended December 31, 1996, as amended, American's Annual Report on Form 10-K for the year ended December 31, 1996 and American's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. The following comments should also be read in conjunction with the unaudited pro forma financial statements, including the notes thereto, included in LDNG's Registration Statement on Form S-4 as filed on September 3, 1997 incorporated herein by reference.

  Production. LDNG expects a significant increase in both oil and natural gas production for the periods subsequent to the Merger, as production from the properties acquired in the American Acquisition (the "American Properties") is included with LDNG's production results. For the month of September 1997, LDNG's and American's daily production results were 216 MMcfe and 106 MMcfe, respectively.

  Oil and Gas Prices. As of September 30, 1997, LDNG's Fixed-Price Contracts for the balance of 1997 provide average fixed prices of $2.53 per Mcf for its hedged natural gas and $22.20 per Bbl for its hedged oil production before consideration of basis. Based on October 28, 1997 quotations for regional natural gas prices for the balance of 1997 and giving effect to LDNG's portfolio of basis swaps, LDNG anticipates price realization percentages for the balance of 1997 to be comparable to historical averages. LDNG's Fixed-Price Contracts hedge 15 Bcf of natural gas production (including 2.2 Bcf of fixed-price collars) and 324 MBbls of oil for the fourth quarter of 1997. These totals include the hedging arrangements assumed in the American Acquisition. No plans currently exist to increase or decrease the amount of hedged production volumes for the remainder of 1997; however, LDNG may decide to hedge a greater or smaller share of production in the future.

  LDNG is unable to predict the market prices that will be received for its unhedged production for the balance of 1997. For the first nine months of 1997, average monthly wellhead prices for its natural gas ranged from $1.85 per Mcf to $4.11 per Mcf and its oil prices varied from $18.23 per Bbl to $24.94 per Bbl. Approximately 60% of LDNG's estimated production for the balance of 1997 is hedged by Fixed-Price Contracts.

  Other Income. LDNG does not anticipate a material change in its well services or gas gathering income for the balance of 1997 in relation to the results achieved for the first nine months of 1997. Other miscellaneous sources of income, such as gains or losses on property dispositions, cannot be estimated, but are not expected to be material, nor are American's sources of other income subsequent to the Merger expected to be material.

  Operating Costs. Lifting costs are expected to increase significantly subsequent to closing as a result of the costs attributable to the American Properties. However, lifting costs on an equivalent unit of production basis for the balance of 1997 are not expected to rise significantly on a combined

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

basis in relation to LDNG's results for the first nine months of 1997. Production taxes are expected to be incurred at an average rate of 5% to 6% of wellhead oil and gas sales.

  General and Administrative Expense. LDNG expects a significant increase in general and administrative costs for the fourth quarter of 1997 resulting from the G&A attributable to American. G&A costs are also expected to increase on an equivalent unit of production basis. LDNG anticipates that ultimately meaningful savings in G&A will be realized in relation to that incurred by both companies independently, primarily through the elimination of redundant positions and activities, which is scheduled to occur during the fourth quarter of 1997. However, the benefit of such cost reduction measures is not anticipated to be realized until the first quarter of 1998.

  Exploration Costs. Capital expenditures for exploration drilling, leasehold, seismic and other geological and geophysical costs for the balance of 1997 are expected to be $17 million. Under the successful efforts method of accounting, the costs associated with unsuccessful exploration wells are expensed. All exploratory geological and geophysical costs (estimated at $1 million for the balance of 1997) are expensed as incurred, regardless of ultimate success in the discovery of new reserves. Remaining exploration costs to be expensed during the fourth quarter of 1997 will depend on exploratory drilling results.

  Depreciation, Depletion and Amortization. Based on the carrying value expected to be assigned to the American Properties at closing pursuant to purchase accounting rules and after consideration for the impairment charge discussed below, LDNG's depreciation, depletion and amortization expense is expected to significantly increase in the aggregate and on an equivalent unit of production basis for the balance of 1997.

  Impairment of Oil and Gas Properties. Based on the expected purchase price allocation to be assigned to the American Properties, it is anticipated that an impairment charge will be recorded in the fourth quarter of 1997. See footnote (1) to the unaudited pro forma information contained in the Condensed Notes to Consolidated Financial Statements under "Note 3 -- Merger with American Exploration Company," appearing elsewhere in this document. Additional future impairments of oil and gas properties may occur due to changes in oil and gas prices, revisions to proved reserves, drilling results, changes in drilling plans, changes in Fixed-Price Contracts or other factors. The amount or timing of any future impairment cannot be estimated or predicted, but may be material.

  Interest Expense. LDNG expects interest expense to increase significantly as a result of funding the cash portion of the merger consideration ($47.2 million), refinancing the bank credit facility of American ($81 million), and assuming the subordinated notes of American ($35 million). However, the ratio of EBITDAX to interest of the combined entities is expected to show improvement in relation to LDNG's stand alone results. Further, the ratio of

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

long-term debt to book capitalization is also expected to be lower than LDNG's current leverage position.

  Income Taxes. LDNG expects that income taxes will be provided at effective rates approximating corporate statutory rates for the balance of 1997.

                         LOUIS DREYFUS NATURAL GAS CORP.
      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

(b) Reports on Form 8-K.
    None

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date:  November 13, 1997         /s/ Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Chief Financial Officer and Treasurer