Form 10-K405
period 1997-12-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1998-03-17
CIK 912264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934.

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

       Registrant's telephone number, including area code: (405) 749-1300
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                     ON WHICH REGISTERED
-----------------------------------------------  -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE           NEW YORK STOCK EXCHANGE
9 1/4% SENIOR SUBORDINATED NOTES DUE 2004        NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 1998, was approximately $379.0 million (based on a value of $19.81 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 40,103,508 shares of Common Stock, par value $.01 per share, were outstanding on March 6, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        LOUIS DREYFUS NATURAL GAS CORP.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   -----
                                                          PART I
Item 1 --     BUSINESS........................................................................................           3
              General.........................................................................................           3
              Business Strategy...............................................................................           4
              Forward-Looking Statements......................................................................           5
              Recent Developments.............................................................................           6
              Acquisitions....................................................................................           7
              Marketing.......................................................................................           7
              Competition.....................................................................................           9
              Regulation......................................................................................           9
              Certain Operational Risks.......................................................................          12
              Employees.......................................................................................          12
              Relationship Between the Company and S.A. Louis Dreyfus et Cie..................................          12
              Potential Conflicts of Interest.................................................................          13
              Certain Definitions.............................................................................          13

Item 2 --     PROPERTIES......................................................................................          16
              General.........................................................................................          16
              Core Areas......................................................................................          16
              Reserves........................................................................................          21
              Costs Incurred and Drilling Results.............................................................          22
              Acreage.........................................................................................          23
              Productive Well Summary.........................................................................          23
              Title to Properties.............................................................................          24

Item 3 --     LEGAL PROCEEDINGS...............................................................................          24

Item 4 --     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          25

                                                          PART II

Item 5 --     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................          25

Item 6 --     SELECTED FINANCIAL DATA.........................................................................          26

Item 7 --     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........          27
              Overview........................................................................................          27
              Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996............................          29
              Results of Operations--Fiscal Year 1996 Compared to Fiscal Year 1995............................          31
              Capital Resources and Liquidity.................................................................          32
              Commitments and Capital Expenditures............................................................          34
              Fixed-Price Contracts...........................................................................          35
              Outlook for Fiscal Year 1998....................................................................          39

Item 7A --    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................          41

Item 8 --     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................          41

Item 9 --     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............          41

                        LOUIS DREYFUS NATURAL GAS CORP.

                                   FORM 10-K

                         TABLE OF CONTENTS (CONTINUED)

                                                                                                                   PAGE
                                                                                                                   -----
                                                         PART III

Item 10 --    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................          41

Item 11 --    EXECUTIVE COMPENSATION..........................................................................          41

Item 12 --    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................          42

Item 13 --    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................          42

                                                          PART IV

Item 14 --    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................          42

                        LOUIS DREYFUS NATURAL GAS CORP.
                                     PART I

ITEM 1--BUSINESS

GENERAL

    Louis Dreyfus Natural Gas Corp. (the "Company" or "Registrant") is a large independent energy company engaged in the acquisition, development and exploration of natural gas and oil properties, and in the production and marketing of natural gas and crude oil. The Company's acquisition, development and exploration activities are primarily conducted in six core areas: the Sonora area of West Texas; the Mid-Continent area of Oklahoma, Kansas and the Panhandle of Texas; the Western area of West Texas and Southeast New Mexico; the Gulf Coast area of South Texas; the Offshore area in the Gulf of Mexico; and the Arklatex area of East Texas, Southwest Arkansas and Northern Louisiana (collectively "Core Areas"). Approximately 98% of the Company's proved reserve value at December 31, 1997 is geographically concentrated within these Core Areas. Proved reserves as of December 31, 1997, totaled 1.2 Tcfe and had a Present Value (as hereinafter defined) of $1.1 billion. More than 78% of its proved reserves are operated by the Company. Natural gas reserves comprised 85% of the Company's year-end reserve position and 87% of its reserves were proved developed. The reserve life of its proved reserves was 10.7 years, based on pro forma 1997 production for the American Acquisition, as hereinafter defined.

    The Company was acquired in 1990 by S.A. Louis Dreyfus et Cie to engage in oil and gas acquisition, development, production and marketing activities. At the time of acquisition, the Company's proved reserves totaled 61 Bcfe. Since that date, the Company has experienced significant growth in its production and reserves through a balanced strategy of proved reserve acquisitions and development and exploration drilling. Through its proved reserve and undeveloped acreage acquisitions, the Company has accumulated interests in 3.5 million gross acres with 1,555 potential drilling locations, of which 459 have been assigned proved undeveloped reserves. The Company aggressively exploits the value in its properties through an active development drilling program. Over the five-year period ended December 31, 1997, this program has resulted in the drilling of 1,083 wells with a completion success rate of 95%. In recent years, exploratory drilling has been increasingly emphasized as an integral component of its business strategy and in connection therewith, the Company has incurred substantial up-front costs, including significant acreage positions, seismic costs and other geological and geophysical costs. During 1997, the Company invested $128 million in connection with exploration activities, including $98 million allocated to the unproved acreage position obtained in the American Acquisition. This significant commitment has had the impact of increasing finding costs in the near term, but is expected to result in future reserve additions at more favorable rates. The Company's exploration program has resulted in a cumulative 75% drilling success rate since its inception in 1995.

    This balanced strategy has enabled the Company to replace 382% of its production since 1992 at an average finding cost of $1.03 per Mcfe, including the start-up costs associated with its exploration program. The year ended December 31, 1997 marked the fourth consecutive year that the Company replaced its production from both its acquisition and drilling programs. By increasing its production and reserves, the Company has significantly grown its earnings per share and operating cash flows as outlined in the table below:

    PRODUCTION, PROVED RESERVES, EARNINGS
    PER SHARE AND CASH FLOW GROWTH

                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------   FIVE-YEAR
                                         1993       1994       1995       1996       1997     GROWTH RATE
                                       ---------  ---------  ---------  ---------  ---------  -----------
Production (Bcfe)....................       43.2       54.3       61.4       75.0       84.3        24.1%
Proved reserves (Bcfe)...............      627.2      689.9      876.1      990.2    1,203.4        26.2
Earnings per share--basic (1)........  $     .11  $     .39  $     .40  $     .76  $    1.03        62.8
Net cash provided by operating
  activities (MM$)...................  $    52.7  $    80.9  $    89.5  $   101.8  $   129.8        42.3

------------------------

(1) The 1997 amount excludes the effect of a $75.2 million non-cash impairment charge ($47.1 million after tax), or $2.49 per share ($1.56 per share after tax), substantially all of which was recognized in connection with the American Acquisition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996--Net Income (Loss) and Cash Flows from Operating Activities."

    The address of the Company's principal executive offices is 14000 Quail Springs Parkway, Suite 600, Oklahoma City, Oklahoma 73134, and its telephone number is (405) 749-1300.

BUSINESS STRATEGY

    The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings. This strategy is implemented through the following:

    EXPANDED EXPLORATION PROGRAM. Increased exploration activity in the Company's Core Areas exposes the Company to higher production and reserve growth potential. The Company has a staff of 50 geoscientists and reservoir engineers who have extensive experience in the use of advanced technologies, including 3-D seismic analysis, computer aided mapping and reservoir simulation modeling. These technologies are combined with a considerable knowledge base gained through the Company's operating and development drilling activities in these Core Areas. The combination results in a disciplined approach to exploration growth. During 1997, $128 million was invested in connection with exploration activities, including drilling, seismic data collection and unproved lease acquisitions. Of this amount, $98 million represents the purchase price allocated to the unproved acreage position obtained in the American Acquisition. Since the inception of the program in 1995, the Company has drilled 76 gross (45 net) exploratory wells with a completion success rate of 75%. The Company has allocated $78 million, or 39%, of its 1998 drilling budget to exploration activities.

    DEVELOPMENT DRILLING. The Company historically has aggressively exploited the value in its oil and gas property base through its development drilling program. Over the five-year period ended December 31, 1997, the Company has drilled 1,083 gross (676 net) development wells with a completion success rate of 95%. The development drilling program has been an important source of low-risk production growth and is conducted in areas where multiple productive oil and gas bearing formations are likely to be encountered, thus reducing dry hole risk. For 1998, the Company plans to expand its development drilling program by investing $122 million, or 61% of its 1998 drilling budget. This is expected to result in the drilling of 340 wells.

    STRATEGIC ACQUISITIONS. Over the five-year period ended December 31, 1997, the Company has grown rapidly by investing $729 million to acquire approximately 853 Bcfe of proved reserves at an average acquisition cost of $.86 per Mcfe. The Company believes the cost of these acquisitions compares favorably to industry averages. These acquisitions have been geographically concentrated in its Core Areas where the Company possesses considerable operating expertise and realizes economies of scale. The Company principally targets acquisitions which have significant development potential, are in close proximity to existing properties, have a high degree of operatorship and can be integrated with minimal incremental administrative cost.

    LARGE PROPERTY BASE. The Company owns interests in approximately 9,100 wells located primarily in its Core Areas. As a result of this large property base, the opportunity to generate positive results through the application of improved production technologies and to achieve economies of scale is enhanced while the risk of material adverse financial consequences from unexpected production problems is minimized. The Company has five district offices located central to its Core Areas and employs approximately 175 pumpers and other field personnel to provide onsite management of its properties.

    PRICE RISK MANAGEMENT. The Company manages a portion of the risks associated with decreases in prices of natural gas and, to a lesser extent, crude oil through long-term fixed-price physical delivery contracts, energy swaps, collars, futures contracts and basis swaps (collectively "Fixed-Price Contracts"). Over the five-year period ended December 31, 1997, Fixed-Price Contracts have generated $29.5 million in additional revenues and operating cash flows. At December 31, 1997, the pre-tax present value (discounted at 10%) of the estimated future net revenues for such contracts, based on the difference between contract prices and forward market prices, was approximately $187 million. This contract value is not reflected in the Company's balance sheet. Fixed-Price Contracts provide a base of predictable cash flows for a portion of the Company's gas and oil sales, thereby enabling the Company to pursue its capital expenditures with a greater degree of assurance. Since April 1996, the Company has not entered into Fixed-Price Contracts with a term in excess of 12 months due to a reluctance to sell into the prevailing forward market in which prices trend down or are essentially flat over the next several years. In 1997, 56% of the Company's production was hedged by Fixed-Price Contracts.

FORWARD-LOOKING STATEMENTS

    All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions as of December 31, 1997, and other information currently available to Management. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risks, counterparty risks, environmental risks, drilling risks, reserve, operations and production risks, and risks attributable to the American Acquisition. Certain of these risks are described elsewhere herein. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for Fiscal Year 1998." Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

RECENT DEVELOPMENTS

    The following information discusses certain of the more significant accomplishments of the Company during the year ended December 31, 1997.

    AMERICAN ACQUISITION. On October 14, 1997, the Company completed the acquisition of American Exploration Company ("American"), a Houston-based, publicly-held independent energy company with exploration and development activities focused primarily in South Texas, the Texas State Waters, the Cotton Valley Reef Trend in East Texas and the Smackover Trend in Arkansas ("the American Acquisition"). The acquisition consideration paid to the shareholders of American consisted of 11.3 million shares of Company common stock and $47 million of cash. In addition, the Company assumed $116 million of long-term debt, preferred stock having a liquidation value of $20 million and warrants and options valued at $10 million. The acquisition consisted of 217 Bcfe of proved reserves, approximately 3,500 producing wells, 1.0 million gross acres of developed leasehold, 2.0 million gross acres of undeveloped leasehold and other assets and liabilities.

    Over the past two years, preceding the acquisition, the Company and American worked together closely on certain projects. Through this association, each company gained an appreciation for their complementary strengths. The Company's strengths include a substantial, long-lived reserve base, a large inventory of low-risk development drilling locations and strong oil and gas operating and product marketing capabilities. American's strengths included a high quality, although shorter-lived, reserve base, a substantial inventory of high potential exploratory prospects and strong prospect generating and technical skills. The American Acquisition combined the complementary strengths of each organization and created a larger and more balanced independent exploration and production company. The addition of American's proved reserves, which increased the Company's proved reserves by 22%, improved the Company's property mix and enhances operating cash flows available for reinvestment and debt service. As a result of the American Acquisition, the Company has a stronger balance sheet, higher operating cash flows and a more diversified property base, as well as significant growth potential through a balance of low-risk development and higher-risk exploration drilling.

    1997 DRILLING PROGRAM. The Company's drilling program for 1997 resulted in the drilling of 343 wells, of which 311 wells were completed as commercial producers, a drilling success rate of 91%. This well count included 48 exploratory wells, 75% of which were completed as producers. Through this program, the Company added 125 Bcfe of proved reserves to its reserve base. See "Item 2--Properties--Costs Incurred and Drilling Results."

    PROVED RESERVES. As of December 31, 1997, the Company's proved reserves had grown 22% in relation to 1996 and was comprised of 29 MMBbls of oil and 1.0 Tcf of natural gas, or 1.2 Tcfe. This reserve growth represents a production replacement ratio of more than 350%. The Company's estimated future net revenues from proved reserves as of December 31, 1997 was $2.2 billion. The present value of such future net revenues discounted at 10% ("Present Value") was $1.1 billion. See "Item 2--Properties--Reserves" and Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

    FINANCIAL RESULTS. Excluding the effects of a fourth-quarter impairment charge, the Company reported net income of $31.1 million, or $1.03 per share, on total revenue of $232.9 million for 1997. This compares with net income of $21.1 million, or $.76 per share, on total revenue of $189.5 million for 1996. The Company reported record cash flows from operating activities (before working capital changes) for the year ended December 31, 1997 of $127.1 million, which compares to $101.0 million for 1996, an increase of 26%. Cash flows provided by operating activities after consideration for the change in working capital was $129.8 million, which compares to $101.8 million for 1996. The 1997 increase in revenues and operating cash flows was achieved primarily through growth in oil and gas production and higher oil and gas prices. For the year ended December 31, 1997, the Company reported a net loss of $16.1 million, or $.53 per share, after the effects of a $75.2 million non-cash impairment charge ($47.1 million after tax), substantially all of which was recognized in connection with the American Acquisition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996."

ACQUISITIONS

    The Company has completed a significant number of large proved reserve acquisitions during the past five years, including four ranging in size from $87 million to $340 million. The following table summarizes the Company's acquisition activity for the five years ended December 31, 1997:

    SUMMARY ACQUISITION INFORMATION

                                                                YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                    1993       1994       1995       1996       1997       TOTAL
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Estimated proved reserves acquired (Bcfe) (1)...        297         56        190         76        234        853
Acquisition cost (MM$)..........................  $   188.9  $    36.6  $   118.7  $    36.1  $   349.0  $   729.3
Acquisition cost per Mcfe ($)...................  $     .64  $     .65  $     .62  $     .48  $    1.49  $     .86

------------------------

(1) Based on the first year-end reserve report prepared following the acquisition date as adjusted for production between the acquisition date and year-end.

    Management is actively involved in the screening of potential acquisitions and the development and implementation of strategies for specific acquisitions. The Company's staff of reservoir engineers, geologists, production engineers, landmen and accountants have substantial experience in evaluating and acquiring oil and gas reserves. The Company primarily seeks acquisitions in its Core Areas in which the Company's experience and existing operations will enable it to readily integrate the acquired properties. Acquisitions are targeted which have significant further development and exploration potential and a high degree of operatorship. The Company prefers to operate its properties whenever possible in order to provide more control over the operation and development of the properties and the marketing of the production. The Company also pursues additional interests in its operated properties from holders of non-operating interests to increase its percentage ownership at attractive acquisition prices.

MARKETING

FIXED-PRICE CONTRACTS

    DESCRIPTION. The Company has entered into Fixed-Price Contracts to reduce its exposure to decreases in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. At December 31, 1997, these contracts hedged 310 Bcf of future natural gas production and 79 MBbls of oil production. The fixed prices in such contracts generally escalate over the contract term. The Company has traditionally hedged a significant portion of its natural gas and crude oil production. In recent years, a progressively smaller share of the Company's production and reserve additions have been hedged due to a reluctance to sell into the prevailing forward market where prices trend down or are essentially flat over the next several years. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending on market conditions, capital investment considerations and other factors.

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

    ENERGY SWAPS. The Company enters into energy swaps as a fixed-price seller in order to assure itself of fixed prices for the sale of its oil and gas production. Less frequently, the Company enters into swaps as a fixed-price purchaser to hedge the price of supply commitments. The variables in an energy swap transaction are a fixed price, an index price, a specified quantity and a period. One of the parties is designated as the fixed-price purchaser ("FPP") and whenever the fixed price exceeds the index price for a given date or period, the FPP pays the other party, the fixed-price seller ("FPS"), the difference between the fixed price and the index price. Whenever the index price is in excess of the fixed price, the FPS pays the difference between the index price and the fixed price to the FPP. In this way the parties may, without physical delivery of oil or gas, hedge against uncertainties and risk created by fluctuations in oil and gas prices in connection with such party's actual physical supply, purchase or sale commitments or requirements.

    COUNTERPARTIES. The following table summarizes certain information concerning the Company's natural gas Fixed-Price Contracts and associated counterparties at December 31, 1997:

    NATURAL GAS FIXED-PRICE CONTRACT
    VOLUMES BY COUNTERPARTY

                                                       VOLUMES COMMITTED (BBTU)
                                      -----------------------------------------------------------
                                                        ENERGY SWAPS                                PERCENTAGE OF
                                       DELIVERY    ----------------------                             COMMITTED
                                       CONTRACTS     SALES     PURCHASES     COLLARS      TOTAL        VOLUME
                                      -----------  ---------  -----------  -----------  ---------  ---------------
TYPE OF COUNTERPARTY:
Independent power producers.........     158,257          --          --           --     158,257            51%
Pipeline marketing affiliates.......      72,551       8,060      (1,825)          --      78,786            25
Financial institutions..............          --          --     (18,250)       1,350     (16,900)           (5)
Other...............................      21,601      68,733          --           --      90,334            29
                                      -----------  ---------  -----------       -----   ---------           ---
  Total.............................     252,409      76,793     (20,075)       1,350     310,477           100%
                                      -----------  ---------  -----------       -----   ---------           ---
                                      -----------  ---------  -----------       -----   ---------           ---

    For additional information concerning the Company's Fixed-Price Contracts, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Fixed-Price Contracts."

WELLHEAD MARKETING

    The majority of the Company's wellhead gas production is sold to a variety of purchasers on the spot market or dedicated to contracts with market-sensitive pricing provisions. Substantially all of the undedicated natural gas produced from Company-operated wells is marketed by the Company. Additionally, the majority of the oil and condensate produced from Company-operated properties is sold on a market price sensitive basis. During 1997, the Company had gas sales to three unrelated purchasers which approximated 22%, 15% and 10% of total revenues. See Note 9 of the Notes to Consolidated Financial Statements appearing elsewhere herein. The loss of any wellhead purchaser is not anticipated to have a material adverse effect on the Company because there are a substantial number of alternative purchasers in the markets in which the Company sells its wellhead production.

COMPETITION

    The oil and gas industry is highly competitive. The Company competes in the areas of proved reserve and undeveloped acreage acquisitions and the development, production and marketing of oil and gas, as well as contracting for equipment and securing personnel, with major oil and gas companies, other independent oil and gas concerns, gas marketing companies and individual producers and operators. Many of these competitors have financial and other resources which substantially exceed those available to the Company. Competition in the regions in which the Company owns properties may result in occasional shortages or unavailability of drilling rigs and other equipment used in drilling activities as well as limited availability and access to pipelines. Such circumstances could result in curtailment of activities, increased costs, delays or losses in production or revenues or cause interests in oil and gas leases to lapse. The Company believes that its acquisition, development and production capabilities, marketing capabilities, financial resources and the experience of its management and staff enable it to compete effectively.

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

    The Company has operated and non-operated working interests in various oil and gas leases in the Gulf of Mexico which were granted by the federal government and are administered by the Minerals Management Service (the "MMS"), a federal agency. These leases were issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications. Similarly, the MMS has promulgated other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act for costs of clean-up and damages caused by pollution resulting from such operations. Under certain circumstances, including but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area.

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

    The Oil Pollution Act, as recently amended ("OPA"), requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35 million, which may be increased to $150 million in certain circumstances to cover liabilities related to an oil spill for which such person is statutorily responsible. On March 25, 1997, the MMS proposed regulations to implement these financial responsibility requirements under OPA. The Company cannot predict the final form of any financial responsibility regulations that will be adopted by the MMS, but the impact of any such regulations should not be any more adverse to the Company than it will be to other similarly situated companies. OPA also subjects responsible parties to strict, joint and several and potentially unlimited liability for removal costs and certain other damages caused by an oil spill covered by the statute.

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

    The Company owns a 75-mile intrastate pipeline and associated compression facilities in the Sonora area of West Texas. Substantially all of the gas transported in this pipeline system is owned by the Company. The operation of this system is subject to regulation by the Texas Railroad Commission.

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

    The basic credit, which is approximately $.52 per MMBtu of natural gas, is computed by reference to the price of oil and is phased out as the price of oil exceeds $23.50 in 1980 dollars (adjusted for inflation) with complete phaseout if such price exceeds $29.50 in 1980 dollars (similarly adjusted). Under this formula, the commencement of the phaseout would be triggered if the average price for oil rose above $47 per barrel in current dollars. The credit available for coal seam natural gas is adjusted for inflation and was approximately $1.03 per MMBtu for 1996. A portion of the natural gas production from wells drilled on the Company's leases in several of its significant producing areas qualify for Section 29 tax credits. The Company estimates that it will have an aggregate $6.3 million of Section 29 tax credits available for utilization in its federal income tax returns for the years 1998 through 2002. Utilization of such credits is subject to a number of factors, many of which are not within the Company's ability to control or predict.

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

EMPLOYEES

    As of March 6, 1998, the Company had approximately 400 employees. Management believes that its relations with its employees are satisfactory. The Company's employees are not covered by a collective bargaining agreement.

RELATIONSHIP BETWEEN THE COMPANY AND S.A. LOUIS DREYFUS ET CIE

    The Company was acquired by S.A. Louis Dreyfus et Cie in 1990 to engage in oil and gas acquisition, development, production and marketing activities. S.A. Louis Dreyfus et Cie's other principal activities include the international merchandising and exporting of various commodities, ownership and management of ocean vessels, real estate, petroleum products marketing and crude oil refining.

    S.A. Louis Dreyfus et Cie currently is the beneficial owner of approximately 52% of the Company's common stock. Through its ability to elect all directors of the Company, S.A. Louis Dreyfus et Cie has the ability to control all matters relating to the management of the Company, including any determination with respect to the acquisition or disposition of Company assets and the future issuance of Common Stock or other securities of the Company. S.A. Louis Dreyfus et Cie also has the ability to control the Company's drilling, operating and acquisition expenditure plans. There is no agreement between S.A. Louis Dreyfus et

Cie and any other party, including the Company, that would prevent S.A. Louis Dreyfus et Cie from acquiring additional shares of the Common Stock.

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

    RESERVE LIFE. A measure of how long it will take to produce a quantity of reserves, calculated by dividing estimated proved reserves by production for the twelve-month period prior to the date of determination (in gas equivalents).

    RESERVE REPLACEMENT RATIO. A measure of proved reserve growth determined by dividing the net change in reserve quantities between two dates, excluding production, by the quantity produced between the two dates.

    TBTU.  One trillion Btus.

    TCFE. Trillion cubic feet of gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

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

ITEM 2--PROPERTIES

GENERAL

    The Company's oil and gas acquisition, exploration and development activities are conducted mainly in its Core Areas: the Sonora area of West Texas; the Mid-Continent area of Oklahoma, Kansas and the Panhandle of Texas; the Western area of West Texas and Southeast New Mexico; the Gulf Coast area of South Texas; the Offshore area in the Gulf of Mexico; and the Arklatex area of East Texas, Southwest Arkansas and Northern Louisiana. At December 31, 1997, the Company had interests in approximately 9,100 producing properties, 3,300 of which it operates. Proved reserves as of December 31, 1997, consisted of 29 MMBbls of oil and 1.0 Tcf of natural gas, or 1.2 Tcfe. Properties operated by the Company represented 78% of total proved reserves. Net daily production during 1997 was 5.7 MBbls of oil and 196.5 MMcf of natural gas, or 230.9 MMcfe, which includes the impact of production from the American Acquisition from October 14, 1997 through December 31, 1997. During 1997, the Company drilled 295 developmental oil and gas wells, 275 of which were completed as commercial producers, and 48 exploratory wells, 36 of which were successfully completed.

    For 1998, the Company has allocated $200 million for its 1998 drilling program. Of this amount $78 million, or 39%, has been allocated to exploration activities and $122 million, or 61%, has been allocated to development activities. It is expected that the 1998 program will result in the drilling of 400 wells, of which 60 will be exploratory wells and 340 will be development wells.

CORE AREAS

    The following table sets forth certain information regarding the Company's activities in each of its principal producing areas as of December 31, 1997:

    CORE AREAS

                                                MID-                    GULF
                                   SONORA     CONTINENT    WESTERN      COAST    ARKLATEX   OFFSHORE     TOTAL
                                  ---------  -----------  ----------  ---------  ---------  ---------  ----------
PROPERTY STATISTICS:
Proved reserves (Bcfe)..........        480         420          110         91         53         49       1,203
Percent of total proved
  reserves......................        40%         35%           9%         8%         4%         4%        100%
Average net daily production
  (MMcfe)(1)....................       86.2       104.7         32.3       31.3       13.9       51.9       320.3
Gross producing wells...........      1,649       3,602        2,981        617        182         60       9,091
Net producing wells.............      1,535       1,071          430        195        101         16       3,348
Gross acreage...................    403,112     890,721    1,222,788    301,887    460,519    174,229   3,453,256
Net acreage.....................    291,410     333,498      359,497    132,927    101,115     73,094   1,291,541
Potential drill sites...........        575         300          500        100         30         50       1,555

1997 RESULTS:
Gross wells drilled.............        149          84           69         35          3          3         343
Gross successful wells..........        138          81           61         26          3          2         311
Drilling success................        93%         96%          88%        74%       100%        67%         91%
Production (Bcfe)...............       29.7        31.4          9.2        6.8        1.2        6.0        84.3
Lease operating expense per
  Mcfe..........................  $     .43   $     .43   $      .47  $     .55  $     .65  $     .39  $      .45

1998 DRILLING BUDGET (MM$):
Development.....................  $      46   $      31   $       14  $      16  $       8  $       7  $      122
Exploration.....................          4           9            9         27         11         18          78
                                  ---------  -----------  ----------  ---------  ---------  ---------  ----------
  Total.........................  $      50   $      40   $       23  $      43  $      19  $      25  $      200
                                  ---------  -----------  ----------  ---------  ---------  ---------  ----------
                                  ---------  -----------  ----------  ---------  ---------  ---------  ----------

------------------------

(1) Average net daily production for December 1997.

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

    STRAWN FORMATION. The Strawn formation, a shallow-marine, fossiliferous limestone, produces natural gas from fractures and irregularly distributed porosity trends draped across anticlinal features. Original field development took place on 640 acre units, with subsequent infill programs downsizing to 80 acre density. Testing of the Strawn formation in Sonora wells, for which the primary drilling objective was the Canyon formation, has been an attractive play for the Company because the Strawn lies less than 1,000 feet below the Canyon formation. Because of the closeness in depth, the cost to evaluate the Strawn formation while drilling for the Canyon formation is relatively minor. The Strawn production is generally commingled with the Canyon production stream. In 1996, the Company acquired over 10,000 gross acres in the Buckhorn horst block, a localized fault-bounded structural feature, which extends the Canyon and Strawn to the northeast. Pinnacle reef structures are targeted in this Strawn extension which are expected to have higher average reserves and initial daily production of up to 5 MMcf of natural gas.

    Since 1993, the Company has continued an aggressive development program in the Sonora area. Through December 31, 1997, the Company had drilled 455 Canyon and Strawn wells with only 14 dry holes. The 1997 drilling program resulted in the drilling of 149 wells which in turn increased net daily production by 10% to 86 MMcfe at December 1997. For 1998, the Company plans to drill an additional 123 wells in Sonora. A majority of the wells proposed to be drilled are on relatively low risk locations which have not been assigned proved reserves. Since only a portion of the Company's Sonora acreage is developed on 40 acre density, the Company has identified over 575 undrilled locations on the Company's acreage of which 110 have been assigned proved undeveloped reserves. The Company believes that, subject to further study and drilling results, additional proved reserves will ultimately be attributed to many of the other locations. In addition to infill drilling potential, many of the Company's producing wells in the Sonora Area have recompletion possibilities in existing wellbores.

MID-CONTINENT AREA

    The Company was actively involved in the Mid-Continent region when it was acquired by S.A. Louis Dreyfus et Cie and has subsequently acquired additional interests in the area through multiple acquisitions that have increased reserves with minimal additional administrative costs. The Company's properties in the Mid-Continent region are located in and along the northern shelf of the Anadarko basin in Western Oklahoma and the Texas Panhandle, and in Kansas. Development of the Company's Mid-Continent region properties began in the late 1970's. Production is predominately natural gas from numerous formations of Pennsylvanian and Pre-Pennsylvanian age rock. Productive depths range from 3,000 to 17,000 feet.

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

    SON OF BEVO. The Company is the operator and holds a 35% working interest in this project in Lipscomb County of the Texas Panhandle. The prolific Upper Morrow, at a depth of 10,000 feet, was deposited in a meandering river channel environment with gas stratigraphically trapped in point bars. These point bars can be up to 50 feet thick and have very good rock properties that yield high flow rates. Using 3-D seismic, the Company has successfully completed six of eight wells drilled in this area at initial flow rates ranging up to 5 MMcf per day. Three wells are planned for 1998.

    BRADSHAW FIELD. The Bradshaw field encompasses approximately 250 square miles and is located approximately ten miles northwest of the Hugoton Field in Hamilton County, Kansas. The field produces gas from the Winfield, Fort Riley and Towanda sands of the Chase Group at depths ranging from 2,600 feet to 2,900 feet. The Company operates 137 wells in this field and owns an average working interest of 94%. Twelve wells are planned for 1998.

    The Company has pursued an active low-risk infill drilling program in the Mid-Continent area over the past four years, including the drilling of 84 wells in 1997. Average net daily production improved 28% to 105 MMcfe as of December 1997 due to drilling and acquisition activity during the year. The Company plans to drill 110 wells in this area during 1998, with the primary development focus being the higher potential Morrow/Springer sand subcrop in the Watonga-Chickasha Trend. The Company has identified 300 undrilled locations in the Mid-Continent area, of which 109 have been assigned proved undeveloped reserves.

WESTERN AREA

    The Company is actively involved in drilling development and exploration wells in the Delaware basin of Southeast New Mexico and the Spraberry trend of West Texas. The primary drilling objectives in this region are the Delaware, Morrow, Spraberry, Wolfcamp and Tannehill sands.

    DELAWARE FORMATION. The Delaware formation was deposited in broad, braided channel systems over most of the Delaware basin. The sands range in depth from 3,000 to 5,000 feet with multiple objectives in the Bell Canyon and Cherry Canyon. Over the past three years, the Company has pursued an active development program in the Happy Valley field in Eddy County of Southeast New Mexico to exploit the Delaware formation. Production is predominately oil with reserves ranging from 75,000 to 150,000 Bbls per well.

    MORROW FORMATION. The Morrow formation consists of northwest to southeast trending fluvial systems exhibiting excellent porosity and permeability at depths between 10,000 to 12,500 feet. The Company continues to drill and participate in Morrow wells in the Artesia area which is situated along the northwest shelf of the Delaware basin. Morrow formation gas reserves can range up to six Bcf for a single well.

    SPRABERRY TREND. The Spraberry trend is located in the West Texas counties of Martin, Midland, Glasscock, Upton, Reagan and Irion. The fields in the Spraberry trend are characterized by the production of both oil and gas from productive zones ranging from the Lower Clearfork formation at a depth of 4,500 feet, to the Dean formation at a depth of 7,000 feet, with the majority of the production from the Spraberry formation at a depth of 5,500 to 6,500 feet. The Spraberry formation, primarily an oil reservoir, produces from fractured sandstones and siltstones and is characterized by low porosity and permeability. These formation characteristics have encouraged operators to develop the area on 80 acre spacing. Over the last three years, the Company has pursued an active infill drilling program in the Spraberry trend which will continue in 1998.

    WOLFCAMP FORMATION. The Wolfcamp in the southern Delaware basin is deposited as a submarine fan sequence that is 200 to 800 feet thick and ranges in depth from 4,000 to 12,000 feet. The Wolfcamp is the primary target in the Company's development activities in the Brown Bassett area.

    PITCHFORK RANCH. The Company has an option to explore on approximately 140,000 acres of the Pitchfork Ranch over the next two years. The Pitchfork Ranch is located in King and Dickens Counties, Texas. The Company is the operator with a 78% working interest. Target zones are the Tannehill sand at a depth of 4,500 feet and the Strawn Lime at 5,500 feet. The Tannehill sands were deposited as northeast to southwest trending channel sands and extend over most of the acreage. Production is generally found within point bars on structural highs or in stratigraphic traps. Fields within this meandering channel system of the Tannehill can have potential reserves of up to 2 MMBbls, with the opportunity for numerous fields to exist on the ranch. The Company completed a 30 square mile 3-D seismic project and successfully completed 4 of 7 Tannehill tests during 1997. Four additional exploratory tests are planned for 1998 in the initial seismic area. To the northeast of the initial shoot, the Company plans to conduct a 50 square mile 3-D seismic project during the second quarter of 1998.

    During 1997, the Company drilled 69 wells in the Western area, resulting in a 19% increase in average daily production to 32.3 MMcfe as of December 1997. The Company has identified 500 undrilled locations in this region of which 201 have been assigned proved undeveloped reserves. Plans for 1998 include the drilling of 77 wells in this region.

GULF COAST AREA

    YOAKUM GORGE AREA. The Company holds working interests ranging from 30% to 87.5% in 60,000 gross acres in this project located in Lavaca County, Texas. Approximately 200 square miles of high-fold 3-D seismic data was obtained in 1996 and 1997 which continues to be evaluated. The target zones are the shallow Miocene, Frio, Yegua and Upper Wilcox sands, ranging in depth from 3,500 to 8,000 feet and the deeper Lower Wilcox sands from 10,000 to 17,000 feet. The shallow sands were deposited in a fluvial environment and are often point bar sands with high porosity and permeability. These sands have a reserve potential ranging from .5 to 20 Bcf per well and are relatively easy to identify using 3-D seismic. The Company successfully completed 17 of 21 shallow tests during 1997 and plans to drill up to 15 additional wells during 1998.

    In 1997, the Company accelerated its Lower Wilcox drilling program with the drilling of eight wells, which included three exploratory tests. The Lower Wilcox sands are part of an ancient deltaic system deposited across an unstable muddy continental shelf. The rapid subsidence of the underlying beds allowed accumulation of massive Wilcox sand packages with a high degree of structural complexity. These deeper structures present higher risk but have greater potential, ranging up to 100 Bcf per field. The Jacobs Ranch #1 discovery in the Cranz field logged approximately 180 feet of pay and had initial production of 7 MMcfe per day from 40 feet of perforations. In addition, five wells were completed in the S.W. Speaks field which have increased gross production in this field to approximately 23 MMcf per day, 5 MMcf net to the Company's ownership. Drilling plans for 1998 include the drilling of 20 Lower Wilcox wells in the Yoakum Gorge area, including six additional wells in the S.W. Speaks field.

    During 1997, 35 wells were drilled by the Company in the Gulf Coast area and average net daily production as of December 1997 was 31 MMcfe. The Company has identified 100 undrilled locations in the Gulf Coast region of which 27 have been assigned proved undeveloped reserves. For 1998, 50 wells are planned to be drilled.

ARKLATEX AREA

    SMACKOVER TREND. The Company's operations in the Smackover Trend of Southwestern Arkansas are focused primarily in the Midway and Buckner fields, both of which are operated by the Company. The Midway field is located in Lafayette County, Arkansas and produces oil from the Smackover formation at an average depth of 6,500 feet. The Company owns an average 79% working interest in this field. Midway is a mature waterflood unit that has produced approximately 80 million barrels of oil since 1942, or approximately 50% of the estimated original oil in place. Horizontal drilling technology is being utilized to significantly increase production levels and enhance oil recoveries. The Buckner field is located approximately 11 miles southeast of the Midway field in Lafayette County, Arkansas, and has produced approximately 12 million barrels of oil, or approximately 20% of the estimated original oil in place. In 1997, the Buckner field was unitized and a horizontal drilling program and waterflood project were initiated. Ten horizontal wells are planned for 1998.

    COTTON VALLEY REEF TREND. The Company has varying working interests in 100,000 acres in the Cotton Valley Reef trend in Leon, Freestone, Smith, Anderson and Cherokee Counties of East Texas, an area that has attracted many of the largest independent producers. The targets are pinnacle reef build-ups at depths ranging from 13,000 to 17,000 feet that formed on the shelf slope in a shallow water environment during the Jurassic age. These reefs display a dimout on the Cotton Valley seismic event and therefore are identifiable on high quality 3-D seismic data. They are typically between 200 and 400 feet thick and can extend across 40 to 80 acres. Discoveries in the region by other operators have resulted in initial production rates ranging between 10 and 30 MMcf per day. In 1997, the Company's first Cotton Valley Reef test resulted in a discovery, the McMahon #4, which is presently producing at 10 MMcf per day. Three additional Cotton Valley Reef tests are planned for 1998.

OFFSHORE AREA

    The Company owns working interests in ten operated and eight outside-operated oil and gas production platforms and 174,000 acres in the Gulf of Mexico. The more significant of these properties are described as follows.

    TEXAS STATE WATERS. The Company owns an average 79% working interest in more than 38,000 gross acres in the Texas State Waters area. Two thousand square miles of 3-D seismic data has been collected in this area and the Company is commencing a five prospect drilling program in 1998. High-quality 3-D seismic information for this offshore area previously was unavailable due to the inability of vessels towing seismic cables to operate in less than 60 feet of water without damaging the seismic equipment. The advent of ocean-bottom cabling has made the acquisition of high-quality 3-D seismic information economically feasible. The Company has identified 16 exploration prospects in the shallow waters offshore in the Gulf of Mexico and plans to drill at least 5 prospects in 1998.

    HIGH ISLAND BLOCK 116. High Island Block 116 is located in shallow federal waters, offshore Texas. The Company owns a 44% non-operated working interest in this block which produces from the Lower Miocene sands at an approximate depth of 10,000 feet. At December 31, 1997 this block had average net daily production of 14.9 MMcfe.

    EAST CAMERON BLOCK 328. East Cameron Block 328 is located in federal waters, offshore Louisiana, in approximately 240 feet of water. The block is on the flank of a large salt feature with multiple sands located in several fault blocks. Production is from the Trim A, Trim S and the HB-1 sands. On April 1, 1997, a blowout and fire occurred during the drilling of a horizontal development well at East Cameron Block 328. No personnel were injured in the accident. The upper structure of the platform, however, was severely damaged. The well was successfully capped and the four remaining wells on the platform were secured. The production deck was removed and dismantled and certain production equipment has been salvaged. The Company is rebuilding the production deck and expects to restore production from the platform in the second quarter of 1998. The platform was producing at approximately 11.4 MMcfe per day prior to the blowout. An additional well has been drilled and completed, with production awaiting the completion of the platform.

    WEST DELTA 152. The Company owns between a 20% and a 39% non-operated working interest in West Delta 152 which has 17 producing wells. The wells produce from an eight-pile, 24-slot platform located in 380 feet of water approximately 40 miles southwest of Venice, Louisiana. West Delta 152 had average net daily production of 8.3 MMcfe in December 1997.

RESERVES

    The following table sets forth the estimated net quantities of the Company's proved and proved developed reserves as of December 31 for each year presented and the estimated future net revenues and Present Values attributable to total proved reserves at such dates.

    PROVED RESERVES

                                                                 AS OF DECEMBER 31,
                                                -----------------------------------------------------
                                                  1993       1994       1995       1996       1997
                                                ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN MILLIONS, EXCEPT PRICE DATA)
ESTIMATED PROVED RESERVES:
Natural gas (Bcf).............................      502.0      574.0      753.9      849.2    1,028.8
Oil (MMBbls)..................................       20.9       19.3       20.4       23.5       29.1
  Total (Bcfe)................................      627.2      689.9      876.1      990.2    1,203.4

Future net revenues...........................  $ 1,167.9  $ 1,219.8  $ 1,531.5  $ 2,417.4  $ 2,169.9
Present Value including Fixed-Price
  Contracts...................................  $   589.0  $   616.0  $   737.5  $ 1,117.7  $ 1,136.0
Present Value excluding Fixed-Price
  Contracts...................................  $   455.4  $   358.8  $   524.4  $ 1,303.7  $ 1,002.6

ESTIMATED PROVED DEVELOPED RESERVES:
Natural gas (Bcf).............................      378.0      433.3      630.6      709.7      899.2
Oil (MMBbls)..................................       14.8       13.1       14.8       17.9       24.3
  Total (Bcfe)................................      467.0      511.8      719.6      817.1    1,045.1

YEAR-END PRICES USED IN ESTIMATING FUTURE NET
  REVENUES (1):
Natural gas (per Mcf).........................  $    2.88  $    2.61  $    2.60  $    3.55  $    2.73
Oil (per Bbl).................................  $   13.91  $   16.08  $   17.80  $   24.66  $   16.77

------------------------

(1) The year-end prices used to estimate future net revenues include the effects of the Company's Fixed-Price Contracts which have escalating fixed prices. Estimated proved reserve quantities have been determined without regard to such contracts.

    No estimates of the Company's proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

    The Company's estimated proved reserves as of December 31, 1997 are based upon studies prepared by the Company's staff of engineers and reviewed by Ryder Scott Company, independent petroleum engineers. Estimated recoverable proved reserves have been determined without regard to any economic benefit that may be derived from the Company's Fixed-Price Contracts. Such calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission guidelines. The estimated future net revenues and Present Value, as adjusted for Fixed-Price Contracts, were based on the engineers' production volume estimates with price adjustments based on the terms of the Company's Fixed-Price Contracts as of

December 31, 1997. The amounts shown do not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

    The Company estimates that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $16 million and $29 million, respectively.

    The prices used in calculating the estimated future net revenues attributable to proved reserves are determined using the Company's Fixed-Price Contracts for the corresponding volumes and production periods adjusted for estimated location and quality differentials. These prices are on average higher than spot market prices at December 31, 1997. If such Fixed-Price Contracts were not in effect and the Company used December 31, 1997 wellhead prices, the estimated future net revenues attributable to proved reserves and the Present Value thereof would be $1.9 billion and $1.0 billion, respectively.

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

    For further information on reserves, future net revenues and the standardized measure of discounted future net cash flows, see Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

COSTS INCURRED AND DRILLING RESULTS

    The following table sets forth certain information regarding the costs incurred by the Company in its acquisition, exploration and development activities during the periods indicated.

    COSTS INCURRED

                                                                 AS OF DECEMBER 31,
                                             ----------------------------------------------------------
                                                1993        1994        1995        1996        1997
                                             ----------  ----------  ----------  ----------  ----------
                                                                   (IN THOUSANDS)
Property acquisition costs: (1)
Proved.....................................  $  188,940  $   36,575  $  118,652  $   36,125  $  349,037
Unproved...................................         464       4,953       1,717       6,934     109,648
                                             ----------  ----------  ----------  ----------  ----------
                                                189,404      41,528     120,369      43,059     458,685
Exploration costs..........................          --          --         391      10,610      21,514
Development costs..........................      29,959      67,764      64,498      80,553     122,402
                                             ----------  ----------  ----------  ----------  ----------
  Total....................................  $  219,363  $  109,292  $  185,258  $  134,222  $  602,601
                                             ----------  ----------  ----------  ----------  ----------
                                             ----------  ----------  ----------  ----------  ----------

------------------------

(1) Proved and unproved property acquisition costs for 1997 include $339.9 million and $98.0 million, respectively, of allocated American Acquisition purchase price. See "Recent Developments--American Exploration."

    The Company drilled or participated in the drilling of wells as set out in the table below for the periods indicated.

    WELLS DRILLED

                                                                              YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                        1993            1994            1995            1996            1997
                                                    -------------   -------------   -------------   -------------   -------------
                                                    GROSS    NET    GROSS    NET    GROSS    NET    GROSS    NET    GROSS    NET
                                                    -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
Development wells:
Gas...............................................    51      21     144     131     134     115     179     130     223     166
Oil...............................................    13      11      27       6     114      28      92      19      52      20
Dry...............................................     7       3       4       2      14       5       9       5      20      14
                                                    -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
  Total...........................................    71      35     175     139     262     148     280     154     295     200
                                                    -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
                                                    -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
Exploratory wells:
Gas...............................................    --      --      --      --       3       1      18       6      32      24
Oil...............................................    --      --      --      --      --      --      --      --       4       3
Dry...............................................    --      --      --      --      --      --       7       2      12       9
                                                    -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
  Total...........................................    --      --      --      --       3       1      25       8      48      36
                                                    -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
                                                    -----   -----   -----   -----   -----   -----   -----   -----   -----   -----

    As of December 31, 1997, the Company was involved in the drilling, testing or completing of 16 gross (7 net) development wells.

ACREAGE

    The following table sets forth the Company's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 1997. Excluded is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

    ACREAGE

                                                                DEVELOPED             UNDEVELOPED
                                                          ---------------------  ---------------------
                                                            GROSS        NET       GROSS        NET
                                                          ----------  ---------  ----------  ---------
Core Area:
Sonora..................................................     252,809    194,710     150,303     96,700
Mid-Continent...........................................     637,771    257,904     252,950     75,594
Western.................................................     580,966    107,280     641,822    252,217
Gulf Coast..............................................     131,903     37,550     169,984     95,377
Offshore................................................      67,444     18,385     106,785     54,709
Arklatex................................................      63,937     10,102     396,582     91,013
                                                          ----------  ---------  ----------  ---------
  Total.................................................   1,734,830    625,931   1,718,426    665,610
                                                          ----------  ---------  ----------  ---------
                                                          ----------  ---------  ----------  ---------

PRODUCTIVE WELL SUMMARY

    The following table sets forth the Company's ownership in productive wells at December 31, 1997. Gross oil and gas wells include 171 wells with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

    PRODUCTIVE WELLS

                                                                                           PRODUCTIVE WELLS
                                                                                         --------------------
                                                                                           GROSS       NET
                                                                                         ---------  ---------
Gas....................................................................................      6,061      2,746
Oil....................................................................................      3,030        602
                                                                                         ---------  ---------
  Total................................................................................      9,091      3,348
                                                                                         ---------  ---------
                                                                                         ---------  ---------

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

    The Company's oil and gas properties are subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry. Except as otherwise indicated, all information presented herein is presented net of such interests. The Company's properties are also subject to liens for current taxes not yet due and other encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business. Approximately 27 Bcfe of the Company's oil and gas properties are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under such contract.

ITEM 3--LEGAL PROCEEDINGS

    MIDCON. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The judgment amount was in addition to a $1.3 million deposit previously paid by Midcon to the Company. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 24, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid. The Company considers the allegations of Midcon to be without merit and will vigorously defend against this action.

    KNGSS. In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin field, a property obtained in the American Acquisition, to market levels from October 1, 1993 forward. KNGSS also requested declaratory judgment that it has a right to relief from the contract price due to regulatory changes, which it alleges renders the contract commercially impracticable, and that Federal Energy Regulatory Commission Order No. 636 is a condition subsequent which excuses performance under the contract. In April 1995, American filed counterclaims against KNGSS relating to the failure of KNGSS to take and pay for certain minimum volumes of gas, among other contractual matters. American has dismissed all of its counterclaims, and KNGSS has dismissed its commercially impracticable and condition subsequent claims. KNGSS alleges that it has overpaid American and seeks a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for summary judgment was filed by American in July 1996 and was argued before the court in February 1997. The Company assumed responsibility for this lawsuit in connection with the American Acquisition. In February 1998, the court ruled in favor of the Company's motion. No appeal to the ruling has been filed by KNGSS as of March 6, 1998. Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

    OTHER. American was a defendant in various other legal proceedings for which the Company also assumed responsibility in the American Acquisition. The largest of such legal claims was for an alleged underpayment of royalty of $3.2 million plus interest. In addition, American had received preliminary and final royalty underpayment determinations from the MMS aggregating approximately $2.8 million plus interest in connection with certain gas contract settlements made in prior years. The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 14, 1997, at a special meeting of the stockholders of the Company, the stockholders approved the merger of American with and into the Company pursuant to the Agreement and Plan of Reorganization, dated as of June 24, 1997, as amended between American and the Company. There were 25,049,811 shares voted in favor of the merger, 3,800 shares voted against or withheld and 2,772,689 shares were abstentions or broker non-votes.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "LD." As of March 6, 1998, the Company estimates there were approximately 13,500 beneficial owners of its Common Stock. The high and low sales prices for the Company's Common Stock during each quarter in the years ended December 31, 1996 and 1997, were as follows:

    COMMON STOCK MARKET PRICES

                                                                           1996                  1997
                                                                   --------------------  --------------------
                                                                     HIGH        LOW       HIGH        LOW
                                                                   ---------  ---------  ---------  ---------
Quarter:
First............................................................  $   15.13  $   10.38  $   19.50  $   14.50
Second...........................................................      15.13      10.75      18.38      13.38
Third............................................................      15.75      13.25      22.50      15.38
Fourth...........................................................      18.00      15.00      24.88      17.63

    The Company has paid no dividends, cash or otherwise, subsequent to the date of the initial public offering of the Common Stock in November 1993. Certain provisions of the indenture agreement for the Company's 9 1/4% Senior Subordinated Notes due 2004 restrict the Company's ability to declare or pay cash dividends unless certain financial ratios are maintained. Although it is not currently anticipated that any cash dividends will be paid on the Common Stock in the foreseeable future, the Board of Directors may review the Company's dividend policy from time to time. In determining whether to declare dividends and the amount of dividends to be declared, the Board will consider relevant factors, including the Company's earnings, its capital needs and its general financial condition.

ITEM 6--SELECTED FINANCIAL DATA

    The selected financial data presented below as of December 31, 1996 and 1997, and for each of the three years ended December 31, 1995, 1996 and 1997, has been derived from, and is qualified by reference to, the Company's audited Consolidated Financial Statements, including the notes thereto, contained herein beginning at page F-1. The selected financial data as of December 31, 1993, 1994 and 1995, and for the years ended December 31, 1993 and 1994, has been derived from audited consolidated financial statements previously filed with the Securities and Exchange Commission but not contained or incorporated herein. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

    SELECTED FINANCIAL DATA

                                                                       YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                          1993       1994       1995       1996        1997
                                                        ---------  ---------  ---------  ---------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Oil and gas sales.....................................  $  92,912  $ 138,584  $ 163,366  $ 185,558  $   222,016
Other income (loss)...................................      2,269      1,953       (418)     3,947       10,901
                                                        ---------  ---------  ---------  ---------  -----------
  Total revenues......................................     95,181    140,537    162,948    189,505      232,917
                                                        ---------  ---------  ---------  ---------  -----------
Operating costs.......................................     26,715     33,713     35,352     44,615       49,169
General and administrative............................     11,822     15,309     16,631     16,325       18,855
Exploration costs.....................................         --         --         --      4,965        8,956
Depreciation, depletion and amortization..............     38,649     53,321     57,796     65,278       79,325
Impairment............................................         --      5,300     15,694         --       75,198
Interest..............................................     14,364     16,856     21,736     26,822       28,737
                                                        ---------  ---------  ---------  ---------  -----------
  Total expenses......................................     91,550    124,499    147,209    158,005      260,240
                                                        ---------  ---------  ---------  ---------  -----------
Income (loss) before income taxes.....................      3,631     16,038     15,739     31,500      (27,323)
Income taxes..........................................      1,371      5,292      4,722     10,398      (11,261)
                                                        ---------  ---------  ---------  ---------  -----------
Net income (loss).....................................  $   2,260  $  10,746  $  11,017  $  21,102  $   (16,062)
                                                        ---------  ---------  ---------  ---------  -----------
                                                        ---------  ---------  ---------  ---------  -----------
Net income (loss) per share--basic and diluted........  $     .11  $     .39  $     .40  $     .76  $      (.53)
Weighted average diluted common shares outstanding....     21,042     27,800     27,804     27,810       30,233
STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities.............  $  52,666  $  80,894  $  89,515  $ 101,761  $   129,846
Net cash used in investing activities.................    180,038    102,969    171,540    150,857      216,603
Net cash provided by financing activities.............    138,559     13,701     80,629     55,261       84,546
EBITDAX (1)...........................................     59,169     94,040    111,572    128,565      164,893

                                                                          AS OF DECEMBER 31,
                                                        -------------------------------------------------------
                                                          1993       1994       1995       1996        1997
                                                        ---------  ---------  ---------  ---------  -----------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Oil and gas properties, net...........................  $ 432,842  $ 483,214  $ 584,900  $ 652,257  $ 1,077,091
Total assets..........................................    481,488    528,261    634,937    733,613    1,210,954
Long-term debt, including current portion.............    203,955    215,010    314,760    343,907      563,344
Stockholders' equity..................................    213,818    224,564    242,581    263,693      469,204

--------------------------

(1) EBITDAX is defined herein as income (loss) before interest, income taxes, depreciation, depletion and amortization, impairment and exploration costs. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    GENERAL. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. Over the five-year period ended December 31, 1997, this strategy has resulted in a 220% increase in proved reserves to
1.2 Tcfe. In addition, production levels increased 194% to 84 Bcfe and cash flows from operating activities increased 483% to $129.8 million. Excluding a one-time impairment charge recognized in connection with the American Acquisition, the Company also realized record results of operations for 1997.

    The majority of the Company's growth has been the result of proved reserve acquisitions geographically concentrated in its Core Areas where the Company has significant expertise and where the Company benefits from operational synergies. During this five-year period, the Company made proved reserve acquisitions aggregating 853 Bcfe, purchased for a total consideration of $729.3 million, or $.86 per Mcfe. Of particular significance was the American Acquisition which was completed on October 14, 1997. See related discussion under "--Commitments and Capital Expenditures."

    The Company's drilling program over this five-year period resulted in the drilling of 1,159 gross (721 net wells), with an overall drilling success rate of 94%, adding 362 Bcfe of reserves (including revisions of previous estimates) to its proved reserve base. The year ended December 31, 1997 marked the fourth consecutive year that the Company replaced its production by both its acquisition and drilling programs. Total finding costs (total costs incurred to acquire, explore and develop oil and gas properties divided by the increase in proved reserves through acquisitions of proved properties, extensions and discoveries, and revisions of previous estimates) over this five-year period averaged $1.03 per Mcfe. The Company has increasingly emphasized exploration as an integral component of its business strategy and in connection therewith, has incurred substantial up-front costs, including significant acreage positions, seismic costs and other geological and geophysical costs. During 1997, the Company invested $128 million in connection with exploration activities, including $98 million allocated to the unproved acreage position obtained in the American Acquisition. This significant commitment has had the impact of increasing finding costs in the near term, but is expected to result in future reserve additions at more favorable rates.

    As of December 31, 1997, the Company's portfolio of Fixed-Price Contracts hedge 311 Bcfe of future production at escalating fixed prices, representing 26% of its estimated proved reserves. These fixed prices are presently significantly higher than the forward market prices for natural gas and oil. Over the past few years, competition in Fixed-Price Contracts has increased, opportunities for attractive Fixed-Price Contracts have diminished and spot prices for natural gas are higher than nearby forward market prices. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to a reluctance to sell into the prevailing forward market where prices trend down or are essentially flat over the next several years. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending upon market conditions, capital investment considerations and other factors. See "--Fixed-Price Contracts".

    SELECTED OPERATING DATA. The following table provides certain data relating to the Company's operations.

    SELECTED OPERATING DATA

                                                                          YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                              1993       1994       1995       1996       1997
                                                            ---------  ---------  ---------  ---------  ---------
OIL AND GAS SALES (M$):
Oil sales:
  Wellhead................................................  $  34,542  $  29,207  $  28,973  $  39,372  $  40,680
  Effect of Fixed-Price Contracts (1).....................      1,516      5,064      1,077     (3,198)       803
                                                            ---------  ---------  ---------  ---------  ---------
  Total...................................................  $  36,058  $  34,271  $  30,050  $  36,174  $  41,483
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
Natural gas sales:
  Wellhead................................................  $  60,911  $  95,353  $ 110,073  $ 148,244  $ 185,623
  Effect of Fixed-Price Contracts (1).....................     (4,057)     8,960     23,243      1,140     (5,090)
                                                            ---------  ---------  ---------  ---------  ---------
  Total...................................................  $  56,854  $ 104,313  $ 133,316  $ 149,384  $ 180,533
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
PRODUCTION:
Oil production (MBbls)....................................      2,106      1,873      1,695      1,849      2,088
Natural gas production (MMcf).............................     30,540     43,082     51,264     63,910     71,731
Equivalent production (MMcfe).............................     43,179     54,321     61,434     75,004     84,262
  Oil production hedged by Fixed-Price Contracts
    (MBbls)...............................................        650      1,698      1,464      1,241        686
  Gas production hedged by Fixed-Price Contracts (BBtu)...     28,775     32,308     31,579     32,508     43,185

AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price..........................................  $   16.40  $   15.59  $   17.09  $   21.29  $   19.48
  Effect of Fixed-Price Contracts (1).....................        .72       2.71        .64      (1.73)       .38
                                                            ---------  ---------  ---------  ---------  ---------
  Total...................................................  $   17.12  $   18.30  $   17.73  $   19.56  $   19.86
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
  Average fixed price provided by Fixed-Price Contracts...  $   19.89  $   20.15  $   19.12  $   19.53  $   21.81
  Net effective cash realization (2)......................         94%        92%        93%        96%        96%
Natural gas price (per Mcf):
  Wellhead price..........................................  $    1.99  $    2.21  $    2.15  $    2.32  $    2.59
  Effect of Fixed-Price Contracts (1).....................       (.13)       .21        .45        .02       (.07)
                                                            ---------  ---------  ---------  ---------  ---------
  Total...................................................  $    1.86  $    2.42  $    2.60  $    2.34  $    2.52
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------
  Average fixed price provided by Fixed-Price Contracts...  $    2.17  $    2.31  $    2.40  $    2.43  $    2.51
  Net effective cash realization (2)......................         87%        89%        97%        97%        99%
Natural gas equivalent price (per Mcfe)...................  $    2.15  $    2.55  $    2.66  $    2.47  $    2.63

EXPENSES AND COSTS INCURRED (PER MCFE):
  Lease operating expenses................................  $     .50  $     .51  $     .47  $     .47  $     .45
  Production taxes........................................        .12        .11        .11        .12        .14
  General and administrative..............................        .27        .28        .27        .22        .22
  Depreciation, depletion and amortization--oil and gas
    properties (3)........................................        .85        .92        .88        .82        .88
  Finding cost (4)........................................        .71        .92        .70        .71       1.81

--------------------------

(1) Effect of Fixed-Price Contracts represents the hedging results from the Company's Fixed-Price Contracts. See "--Fixed-Price Contracts."

(2) Represents the net effective cash price realized for the Company's hedged production as a percentage of the fixed prices in the Company's Fixed-Price Contracts. See "--Fixed-Price Contracts--Market Risk."

(3) Does not include impairments. See "--Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996" and "--Results of Operations--Fiscal Year 1996 Compared to Fiscal Year 1995."

(4) Total costs incurred to acquire, explore and develop oil and gas properties divided by the increase in proved reserves through acquisitions of proved properties, extensions and discoveries, and revisions of previous estimates. Amounts for 1997 include the allocated purchase price of the American Acquisition.

    The following table presents certain information regarding the Company's proved oil and gas reserves.

    OIL AND GAS RESERVES DATA

                                                                         AS OF DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                      1993         1994         1995         1996         1997
                                                   -----------  -----------  -----------  -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
ESTIMATED NET PROVED RESERVES:
Natural gas (MMcf)...............................      502,018      574,025      753,919      849,199    1,028,752
Oil (MBbls)......................................       20,867       19,317       20,360       23,497       29,109
Total (MMcfe)....................................      627,222      689,924      876,076      990,179    1,203,405

Reserve replacement ratio (1)....................          714%         219%         430%         254%         396%
Reserve life (in years) (2)......................         14.5         12.7         14.3         13.2         10.7

Estimated future net revenues including Fixed-
  Price Contracts (3)............................  $ 1,167,940  $ 1,219,760  $ 1,531,501  $ 2,417,430  $ 2,169,917
Present Value including Fixed-Price Contracts
  (3)............................................      588,986      616,005      737,512    1,117,734    1,135,970
Present Value excluding Fixed-Price Contracts
  (3)............................................      455,362      358,766      524,354    1,303,709    1,002,649

--------------------------

(1) The reserve replacement ratio is a percentage determined by dividing the estimated proved reserves added during a year from exploration and development activities, acquisitions of proved reserves and revisions of previous estimates by the oil and gas volumes produced during that year.

(2) The reserve life is calculated by dividing estimated net proved reserves as of the date of determination by production for the preceding twelve months. For 1997, pro forma production for the American Acquisition of 113.0 Bcfe was used in the reserve life determination.

(3) Estimated future net revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. See "Business and Properties--Reserves."

RESULTS OF OPERATIONS--FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    NET INCOME (LOSS) AND CASH FLOWS FROM OPERATING ACTIVITIES. Excluding the effects of a fourth-quarter impairment charge, the Company reported net income of $31.1 million, or $1.03 per share, on total revenue of $232.9 million for 1997. This compares with net income of $21.1 million, or $.76 per share, on total revenue of $189.5 million for 1996. The Company reported record cash flows from operating activities (before working capital changes) for the year ended December 31, 1997 of $127.1 million, which compares to $101.0 million for 1996, an increase of 26%. Cash flows provided by operating activities after consideration for the change in working capital was $129.8 million, which compares to $101.8 million for 1996. The 1997 increase in revenues and operating cash flows was achieved primarily through growth in oil and gas production and higher oil and gas prices. For the year ended December 31, 1997, the Company reported a net loss of $16.1 million, or $.53 per share, after the effects of a $75.2 million non-cash impairment charge ($47.1 million after tax), substantially all of which was recognized in connection with the American Acquisition.

    PRODUCTION. Total production for the year ended December 31, 1997 grew 12%, to 84.3 Bcfe, compared to 75.0 Bcfe produced during 1996. Natural gas production for 1997 was 71.7 Bcf, a 12% increase over the 63.9 Bcf produced in 1996. Oil production in 1997 increased 13% to 2.1 MMBbls compared to 1.8 MMBbls produced in 1996. These increases are primarily attributable to the American Acquisition and the results of the Company's exploration and development drilling activities.

    OIL AND GAS PRICES. On a natural gas equivalent basis, the Company realized an average price of $2.63 per Mcfe for 1997, a 6% increase compared to the $2.47 per Mcfe received in 1996. The Company's 1997 gas production yielded an average price of $2.52 per Mcf, an 8% increase compared to 1996's average price of $2.34 per Mcf. The Company's average gas price for 1997 decreased $.07 per Mcf as a result of the Company's hedging activities. The average gas price for 1996 was enhanced $.02 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received during 1997 improved 2% to $19.86 per Bbl compared to $19.56 per Bbl for 1996. Fixed-

Price Contracts increased the average oil price in 1997 by $.38 per Bbl and decreased the average oil price in 1996 by $1.73 per Bbl.

    The combination of higher gas production and higher average price for 1997 was to increase gas sales by 21% to $180.5 million in relation to $149.4 million reported for 1996. The effect of higher oil prices and higher oil production was to increase oil sales by 15% to $41.5 million compared to $36.2 million for the prior-year period. The aggregate impact of the Fixed-Price Contracts hedging the Company's oil and gas production was to decrease oil and gas revenues by $4.3 million and $2.1 million in 1997 and 1996, respectively. See "--Fixed-Price Contracts."

    OTHER INCOME (LOSS). The Company realized other income for 1997 of $10.9 million compared to $3.9 million for 1996. The 1997 amount includes a net gain of $8.5 million realized upon the sale of a non-core waterflood property. The 1996 amount includes $1.7 million of proceeds pursuant to the settlement of a legal claim.

    OPERATING COSTS. Operating costs, which include lease operating expenses and production taxes, increased to $49.2 million for 1997 compared to $44.6 million for 1996. This increase is principally attributable to producing properties acquired and wells drilled during 1997 and 1996 and to higher production taxes associated with the 1997 increase in oil and gas revenue. On a natural gas equivalent unit of production basis, lease operating expenses improved to $.45 per Mcfe compared to $.47 for 1996, due in part to the sale of a high-cost, non-core waterflood property.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense ("G&A") for 1997 was $18.9 million compared to $16.3 million for 1996. This increase is primarily attributable to increases in personnel and related costs as the result of the American Acquisition. G&A per natural gas equivalent unit of production was $.22 per Mcfe for both 1997 and 1996.

    EXPLORATION COSTS. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $9.0 million for the year ended December 31, 1997 compared to $5.0 million for the year ended December 31, 1996. This increase is consistent with the increase in exploration activity conducted by the Company for 1997 compared to 1996. The 1997 amount consists of $2.5 million of seismic acquisition and other geological and geophysical costs, $5.0 million of dry hole costs and $1.5 million of leasehold impairment. The 1996 amount consists of $2.5 million of seismic acquisition costs, $1.9 million of dry hole costs and $.6 million of leasehold impairment.

    DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense ("DD&A") for the year ended December 31, 1997 was $79.3 million compared to $65.3 million for 1996. This increase is due primarily to higher production levels and an increase in the oil and gas DD&A rate for 1997. The oil and gas DD&A rate per equivalent unit of production was $.88 per Mcfe for 1997 compared to $.82 per Mcfe in 1996. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves.

    IMPAIRMENT. In the fourth quarter of 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was recognized in connection with the allocation of the American Acquisition purchase price to the oil and gas properties acquired. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements appearing elsewhere herein. No impairment was incurred for the year ended December 31, 1996.

    INTEREST EXPENSE. Interest expense for 1997 was $28.7 million compared to $26.8 million for 1996. This increase is primarily attributable to higher average long-term debt balances outstanding during 1997 as the result of the American Acquisition. The net impact of interest rate swaps in effect during the years ended December 31, 1997 and 1996 was to increase interest expense by $.2 million and $.9 million, respectively. See "--Capital Resources and Liquidity."

    INCOME TAXES. For 1997, the Company recorded a tax benefit of $11.3 million on a pre-tax loss of $27.3 million, an effective rate of 41%. This compares to a tax provision of $10.4 million, or 33%, on pre-tax income of $31.5 million for 1996. The effective rates for both 1997 and 1996 varied from the statutory rate due to the availability of Section 29 credits.

RESULTS OF OPERATIONS--FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

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

    PRODUCTION. On a natural gas equivalent basis, the Company produced 75.0 Bcfe, an increase of 22% compared to 61.4 Bcfe produced during 1995. Natural gas production for 1996 was 63.9 Bcf, a 25% increase over the 51.3 Bcf produced in 1995. Oil production in 1996 increased 9% to 1.8 MMBbls, compared to 1.7 MMBbls produced in 1995. These increases are attributable to the results of the Company's exploration and development drilling activities and to acquisitions of proved reserves.

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

    OPERATING COSTS. Operating costs increased to $44.6 million for 1996 compared to $35.4 million for 1995. This increase is principally attributable to producing properties acquired and wells drilled during 1996 and 1995 and to higher production taxes associated with the 1996 increase in oil and gas revenue. On a natural gas equivalent unit of production basis, lease operating expenses were $.47 per Mcfe for both 1996 and 1995.

    GENERAL AND ADMINISTRATIVE EXPENSE. G&A for 1996 was $16.3 million compared to $16.6 million for 1995. This decrease is primarily attributable to an increase in overhead and cost recoveries from third parties which exceeded increases in personnel and related costs. G&A per natural gas equivalent unit of production was $.22 per Mcfe for 1996 compared to $.27 per Mcfe for 1995. This improvement is attributable to a significant increase in production for 1996 which did not entail a proportionate increase in personnel and related costs.

    EXPLORATION COSTS. Exploration costs, comprised of exploratory geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $5.0 million for the year ended December 31, 1996. This amount includes $2.5 million of seismic acquisition costs, $1.9 million of dry hole costs and $.6 million of leasehold impairment. No exploratory dry holes were drilled and no exploratory geological and geophysical costs were incurred during 1995.

    DEPRECIATION, DEPLETION AND AMORTIZATION. DD&A for the year ended December 31, 1996 was $65.3 million compared to $57.8 million for 1995. This increase is mainly due to higher production levels for 1996 compared to 1995. The oil and gas DD&A rate per equivalent unit of production was $.82 per Mcfe for 1996 compared to $.88 per Mcfe in 1995. The improved DD&A rate for 1996 was principally due to favorable reserve finding cost results for the periods presented and to an impairment charge taken in the fourth quarter of 1995 upon the adoption of SFAS 121.

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

CAPITAL RESOURCES AND LIQUIDITY

    CASH FLOWS. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the three years ended December 31, 1995, 1996 and 1997, the Company expended cash flows from investing activities of $185.3 million, $134.2 million and $235.8 million, respectively, in oil and gas property acquisition, exploration and development activities and currently anticipates spending approximately $200 million in exploration and development activities in 1998. Such investments comprised substantially all of the total cash flow invested by the Company during the three-year period. The expenditure amounts for 1997 do not include non-cash acquisition costs aggregating an additional $366.8 million which were funded primarily through the issuance of Common Stock, Preferred Stock, warrants and options, and the assumption of debt. Variations in capital expenditure levels over the three-year period are primarily tied to the amount of proved property acquisitions made in each year. See "--Commitments and Capital Expenditures." For the three-year period, cash flows from operating activities were $89.5 million, $101.8 million and $129.8 million, representing 48%, 76% and 55%, respectively, of the oil and gas property investments made for cash in each year. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reductions of cash flows from operating activities, which in turn could impact the amount of capital investment. A significant portion of the price risk and cash flow volatility has been hedged by Fixed-Price Contracts. See "--Fixed-Price Contracts." The growth achieved in cash flows from operating activities over this period is discussed under "--Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996" and "--Results of Operations--Fiscal Year 1996 Compared to Fiscal Year 1995."

    Cash flows from financing activities were a significant source of funding for the Company's investing activities over the three-year period ended December 31, 1997. The Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities. For the three years ended December 31, 1995, 1996 and 1997, net amounts borrowed under such facilities were $99.6 million, $29.0 million and $95.7 million, or 54%, 22% and 41%, respectively, of the cash oil and gas investments made for each year. The Company's debt facilities are discussed in greater detail below. In addition, for the year ended December 31, 1996, the Company received $26.2 million of deferred hedging gains, the majority of which was received in connection with the amendment of a certain Fixed-Price Contract.

    The Company's EBITDAX increased from $111.6 million in 1995 to $128.6 million in 1996 and $164.9 million in 1997. EBITDAX is defined herein as income
(loss) before interest, income taxes, DD&A, impairment and exploration costs. Increases in EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented herein may not be comparable to other similarly titled measures of other companies.

    $450 MILLION REVOLVING CREDIT FACILITY. On October 14, 1997, in connection with the American Acquisition, the Company replaced its $300 million borrowing base credit facility with a new $550 million revolving credit facility (the "Credit Facility"). Upon the issuance of senior notes in December 1997, the Company reduced the aggregate commitment under the Credit Facility to $450 million (the "Commitment"). The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. Letters of credit are limited to $75 million of such availability. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. The Company has relied upon the Credit Facility and the predecessor bank facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. As of December 31, 1997, the Company had $261.0 million of principal and $5.0 million of letters of credit outstanding under the Credit Facility.

    The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At December 31, 1997, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At December 31, 1997, the effective interest rate for borrowings under the Credit Facility was 6.3%, including the effect of interest rate swaps.

    The Credit Facility contains various affirmative and restrictive covenants which generally provide greater flexibility than those contained in the prior facility. These covenants, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured. In connection with the termination of the $300 million borrowing base credit facility, the Company recognized a charge of approximately $1.7 million representing the unamortized loan origination fees associated with the facility.

    OTHER LINES OF CREDIT. The Company has certain other unsecured lines of credit available to it, which aggregated $42.8 million as of December 31, 1997. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. At December 31, 1997, the Company had $4.5 million of indebtedness and $15.3 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

    6 7/8% SENIOR NOTES DUE 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6 7/8% Senior Notes due 2007 (the "Senior Notes"). Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and the Company's ability to enter into sale and leaseback transactions. In October 1997, the Company entered into financial swaps which effectively fixed the price of the underlying treasury bond used to price the Senior Notes. The settlement of these hedges ultimately resulted in a deferred hedging loss of $3.6 million which is being amortized into interest expense over the life of the Senior Notes.

    9 1/4% SENIOR SUBORDINATED NOTES DUE 2004. In June 1994, the Company issued $100 million principal amount, $98.5 million net of discount, of 9 1/4% Senior Subordinated Notes due 2004 (the "Subordinated Notes"). Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains restrictive covenants which limit, among other things, the prepayment of the Subordinated Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

    At December 31, 1997, the Company had working capital of $3.2 million and a current ratio of 1.0 to 1. Total long-term debt outstanding at December 31, 1997 was $563.3 million. The Company's long-term debt as a percentage of its total capitalization was 55%. The amount of required principal payments for the next five years and thereafter as of

December 31, 1997 are as follows: 1998--$0; 1999--$0; 2000--$0; 2001--$0;
2002--$265.5 million; thereafter--$300 million. The Company believes that the borrowing capacity under its existing credit facilities, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program budgeted for 1998 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "--Commitments and Capital Expenditures" and "--Fixed-Price Contracts--Margining."

    INTEREST RATE SWAPS. The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of December 31, 1997, the Company had fixed the interest rate on average notional amounts of $99 million and $33 million for the years ended December 31, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.8% at December 31, 1997) and pays an average rate of 6.3% for 1998 and 6.5% for 1999. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. The Company has an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap matures June 2004.

    For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized as interest expense over the original contract term. At December 31, 1996 and 1997, the amount of such deferrals was not material.

    A reconciliation of the notional amounts of the Company's interest rate swaps for each of the three years ended December 31, 1995, 1996 and 1997, is as follows:

    INTEREST RATE SWAPS--NOTIONAL AMOUNTS

                                                                         YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                       1995        1996        1997
                                                                    ----------  ----------  -----------
                                                                              (IN THOUSANDS)
Notional amount of fixed interest rate swaps, beginning of year...  $   86,000  $  203,000  $   186,000
  Interest rate swaps added.......................................     155,000          --      150,000
  Interest rate swap settlements..................................     (38,000)    (17,000)     (44,000)
  Interest rate swaps canceled....................................          --          --     (150,000)
                                                                    ----------  ----------  -----------
Notional amount of fixed interest rate swaps, end of year.........  $  203,000  $  186,000  $   142,000
                                                                    ----------  ----------  -----------
                                                                    ----------  ----------  -----------
Notional amount of floating interest rate swaps, beginning of
  year............................................................  $       --  $       --  $    25,000
  Interest rate swap added........................................          --      25,000           --
                                                                    ----------  ----------  -----------
Notional amount of floating interest rate swaps, end of year......  $       --  $   25,000  $    25,000
                                                                    ----------  ----------  -----------
                                                                    ----------  ----------  -----------

COMMITMENTS AND CAPITAL EXPENDITURES

    The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the year ended December 31, 1997, the Company expended $349.0 million on proved reserve acquisitions, $109.7 million on unproved oil and gas property acquisitions, $21.5 million on exploration activities and $122.4 million on development activities in connection with this strategy. The most significant 1997 acquisition occurred in October with the purchase of American. The American Acquisition consideration, including the non-cash consideration issued and assumed, resulted in a purchase price allocation to the acquired oil and gas properties of $437.9 million, including $98.0 million to unproved properties. See "--Capital Resources and Liquidity" and Note 11 of the Notes to Consolidated Financial Statements appearing elsewhere herein. The American oil and gas properties consisted of 217 Bcfe of proved reserves, approximately 3,500 producing wells, 1.0 million gross acres of developed leasehold, 2.0 million gross acres of undeveloped leasehold and other assets. Additionally, the Company made other acquisitions of proved oil and gas reserves during 1997 which aggregated 17 Bcfe for a combined purchase price of $9.1 million. The results of operations relating to all these acquisitions have been included in the Company's financial results for the periods subsequent to the closing of each transaction. The Company's 1997 drilling program resulted in the drilling of 343 gross (236 net) wells, including 48 gross (36 net) exploratory wells and 295 gross (200 net) development wells. The Company's drilling activities added 125 Bcfe to its proved reserve base.

    The Company's approved drilling budget for 1998 provides for approximately $200 million in oil and gas exploration and development activities. Of these expenditures, approximately $122 million is targeted for development activities and $78 million for exploration activities to be conducted in its Core Areas. Actual levels of exploration and development expenditures may vary due to many factors, including drilling results, new drilling opportunities, drilling rig availability, oil and natural gas prices and acquisition opportunities. The Company continues to actively search for attractive oil and gas property acquisitions, but is not able to predict the timing or amount of capital expenditure which may ultimately be employed in acquisitions during 1998.

    In the ordinary course of its business, the Company may contract for drilling or other services for extended periods of time, but generally less than 12 months, or may enter into agreements for oil and gas lease acreage which require a certain level of drilling activity to maintain its lease position. Such arrangements are common to the Company's industry.

FIXED-PRICE CONTRACTS

    DESCRIPTION OF CONTRACTS. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1995, 1996 and 1997, Fixed-Price Contracts hedged 84%, 51% and 60%, respectively, of the Company's gas production and 86%, 67% and 33%, respectively, of its oil production. As of December 31, 1997, Fixed-Price Contracts are in place to hedge 310 Bcf of the Company's estimated future gas production and 79 MBbls of its 1998 oil production.

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

    The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of December 31, 1997.

                                                                       YEARS ENDING DECEMBER 31,              BALANCE
                                                            ------------------------------------------------  THROUGH
                                                              1998      1999      2000      2001      2002      2017      TOTAL
                                                            --------  --------  --------  --------  --------  --------  ----------
                                                                                         (DOLLARS IN THOUSANDS, EXCEPT PRICE DATA)
NATURAL GAS SWAPS:
SALES CONTRACTS
Contract volumes (BBtu)...................................    13,825    15,825     9,830     7,475     6,405    23,433      76,793
Weighted-average fixed price per MMBtu (1)................  $   2.33  $   2.44  $   2.46  $   2.47  $   2.67  $   3.20  $     2.68
Future fixed-price sales..................................  $ 32,243  $ 38,629  $ 24,164  $ 18,446  $ 17,098  $ 74,922  $  205,502
Future net revenues (2)...................................  $    999  $  2,865  $  2,145  $  1,665  $  2,654  $ 19,997  $   30,325

PURCHASE CONTRACTS
Contract volumes (BBtu)...................................    (9,125)  (10,950)       --        --        --        --     (20,075)
Weighted-average fixed price per MMBtu (1)................  $   2.09  $   2.18  $     --  $     --  $     --  $     --  $     2.14
Future fixed-price purchases..............................  $(19,108) $(23,880) $     --  $     --  $     --  $     --  $  (42,988)
Future net revenues (2)...................................  $  1,515  $    867  $     --  $     --  $     --  $     --  $    2,382

NATURAL GAS PHYSICAL DELIVERY CONTRACTS:
Contract volumes (BBtu)...................................    36,060    28,204    26,749    27,300    27,175   106,921     252,409
Weighted-average fixed price per MMBtu (1)................  $   2.64  $   2.84  $   3.04  $   3.19  $   3.35  $   4.30  $     3.55
Future fixed-price sales..................................  $ 95,130  $ 80,125  $ 81,403  $ 86,963  $ 91,170  $460,285  $  895,076
Future net revenues (2)...................................  $ 13,550  $ 16,120  $ 20,856  $ 25,152  $ 29,271  $181,507  $  286,456

TOTAL NATURAL GAS CONTRACTS (3)(4):
Contract volumes (BBtu)...................................    40,760    33,079    36,579    34,775    33,580   130,354     309,127
Weighted-average fixed price per MMBtu (1)................  $   2.66  $   2.87  $   2.89  $   3.03  $   3.22  $   4.11  $     3.42
Future fixed-price sales..................................  $108,265  $ 94,874  $105,567  $105,409  $108,268  $535,207  $1,057,590
Future net revenues (2)...................................  $ 16,064  $ 19,852  $ 23,001  $ 26,817  $ 31,925  $201,504  $  319,163

CRUDE OIL SWAPS:
Contract volumes (MBbls)..................................        79        --        --        --        --        --          79
Weighted-average fixed price per Bbl (1)..................  $  22.20  $     --  $     --  $     --  $     --  $     --  $    22.20
Future fixed-price sales..................................  $  1,754  $     --  $     --  $     --  $     --  $     --  $    1,754
Future net revenues (2)...................................  $    345  $     --  $     --  $     --  $     --  $     --  $      345

------------------------------

(1) The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts. See "--Market Risk."

(2) Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1997, as adjusted for basis. Future net revenues change as market prices and basis fluctuate. See "--Market Risk."

(3) Does not include basis swaps with notional volumes by year, as follows:
    1998--24.5 TBtu; 1999--19.0 TBtu; 2000--21.3 TBtu; 2001--9.4 TBtu; and
    2002--5.5 TBtu.

(4) Does not include 1.4 TBtu of natural gas hedged by fixed-price collars for 1998 with a weighted-average floor price of $2.34 per MMBtu and a weighted-average ceiling price of $2.55 per MMBtu.

    The estimates of the future net revenues of the Company's Fixed-Price Contracts are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. Such estimates do not necessarily represent the fair market value of the Company's Fixed-Price Contracts or the actual future net revenues that will be received. The forward market prices for natural gas and oil are highly volatile, are dependent upon supply and demand factors in such forward market and may not correspond to the actual market prices at the settlement dates of the Company's Fixed-Price Contracts. Such forward market prices are available in a limited over-the-counter market and are obtained from sources the Company believes to be reliable.

    A reconciliation of the future amounts to be received (or paid) under the Company's Fixed-Price Contracts for the three years ended December 31, 1995, 1996 and 1997, is as follows:

    FIXED-PRICE CONTRACTS--FUTURE FIXED-PRICE SALES
    AND PURCHASES

                                                                         YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                      1995          1996         1997
                                                                  ------------  ------------  ----------
                                                                              (IN THOUSANDS)
NATURAL GAS SWAPS:
SALES CONTRACTS
Future fixed-price sales, beginning of year.....................  $    225,901  $    194,580  $  219,289
  Contract additions, net.......................................         4,958        78,770       4,538
  Contract settlements and revisions............................       (29,664)      (10,544)    (18,325)
  Contract cancellations (1)....................................        (6,615)      (43,517)     --
                                                                  ------------  ------------  ----------
Future fixed-price sales, end of year (2)(3)....................  $    194,580  $    219,289  $  205,502
                                                                  ------------  ------------  ----------
                                                                  ------------  ------------  ----------
PURCHASE CONTRACTS
Future fixed-price purchases, beginning of year.................  $     (9,334) $    (46,656) $  (47,961)
  Contract additions............................................       (46,656)       (1,994)       (587)
  Contract settlements and revisions............................         9,334           689       5,560
                                                                  ------------  ------------  ----------
Future fixed-price purchases, end of year.......................  $    (46,656) $    (47,961) $  (42,988)
                                                                  ------------  ------------  ----------
                                                                  ------------  ------------  ----------
NATURAL GAS PHYSICAL DELIVERY CONTRACTS:
Future fixed-price sales, beginning of year.....................  $    963,356  $  1,078,779  $  977,518
  Contract additions............................................       173,274         1,787      --
  Contract settlements and revisions............................       (57,851)     (103,048)    (82,442)
                                                                  ------------  ------------  ----------
Future fixed-price sales, end of year (3).......................  $  1,078,779  $    977,518  $  895,076
                                                                  ------------  ------------  ----------
                                                                  ------------  ------------  ----------
CRUDE OIL SWAPS:
Future fixed-price sales, beginning of year.....................  $     39,438  $     15,400  $    8,080
  Contract additions............................................         4,321        16,913       8,311
  Contract settlements and revisions............................       (28,359)      (24,233)    (14,637)
                                                                  ------------  ------------  ----------
Future fixed-price sales, end of year...........................  $     15,400  $      8,080  $    1,754
                                                                  ------------  ------------  ----------
                                                                  ------------  ------------  ----------

------------------------

(1) 1996 amounts are attributable to a contract with S.A. Louis Dreyfus et Cie which was canceled in January 1996.

(2) Does not include any future receipts or payments attributable to fixed-price collars added in 1996 and 1997 hedging 3.0 TBtu and 3.8 TBtu of natural gas, respectively.

(3) Does not include any future receipts or payments attributable to the Company's portfolio of basis swaps.

    ACCOUNTING. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheets or income statements related to changes in market value of the contracts. If a Fixed-Price Contract is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original term of the contract. At December 31, 1996 and 1997, the Company had deferred gains from price-risk management activities of $26.2 million and $23.5 million, respectively.

Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract.

    CREDIT RISK. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by any counterparty.

    The Company is a party to two Fixed-Price Contracts, both long-term physical delivery contracts, with independent power producers ("IPPs") which sell electrical power under firm, fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. The Company's Fixed-Price Contracts with such IPPs hedged an aggregate 96 Bcf of natural gas as of December 31, 1997. At December 31, 1997, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for basis and discounted at 10%, was $138 million, or 73% of such net present value attributable to all of the Company's Fixed-Price Contracts. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1995, 1996 and 1997, these contracts contributed $9.6 million, $.9 million and $1.8 million, respectively, to natural gas sales. The ability of these IPPs to perform their obligations to the Company is dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's Fixed-Price Contracts described above, and has further stated that its future financial prospects are dependent on its ability to resolve these obligations, along with other matters.

    In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the Company's counterparties. Pursuant to the MRA, the power purchase agreements between NIMO and the IPPs would be terminated, restated or amended, in exchange for an aggregate of $3.6 billion in cash, $50 million in notes or cash, 46 million shares of NIMO common stock and certain fixed-price swap contracts. The allocation of the consideration among the IPPs has not been disclosed. The closing of the MRA is conditioned upon, among other things, NIMO and the IPPs negotiating their individual restated and amended contracts, the receipt of all regulatory approvals, the IPPs entering into new third party arrangements which will enable each IPP to restructure its projects on a reasonably satisfactory economic basis, NIMO having completed all necessary financing arrangements and NIMO and the IPPs having received all necessary approvals from their respective boards of directors, shareholders and partners.

    At this time, the Company cannot predict whether the conditions precedent to the closing of the MRA will ultimately be satisfied. Any proceeds received by the Company in consideration for termination of a Fixed-Price Contract would be used to repay indebtedness outstanding under the Bank Credit Facility and would be reflected under current accounting rules in the Company's balance sheet as deferred hedging gains to be amortized into oil and gas revenues over the original life of the underlying contracts. However, the amount of any proceeds to be received by the Company is subject to negotiation with the Company's counterparties and contingent upon the counterparties participating in the closing of the MRA. Negotiations with the Company's counterparties are governed by confidentiality agreements. Cancellation of the contracts would subject a greater portion of the Company's gas production to market prices, which in a low gas price environment could adversely affect the carrying value of the Company's oil and gas properties and could otherwise have an adverse effect on the Company.

    MARKET RISK. The Company's natural gas Fixed-Price Contracts at December 31, 1997 hedge 310 Bcf of proved natural gas reserves at fixed prices. These contract quantities represent 30% of the Company's estimated proved natural gas reserves as of December 31, 1997. If the Company's proved natural gas reserves are produced at rates less than anticipated, Fixed-Price Contract volumes could exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments for any excess volumes at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue. The Company expects future production volumes to be equal to or greater than the volumes provided in its contracts.

    The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1995, 1996 and 1997, the Company received on an Mcf basis approximately 3%, 3% and 1% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. Such results exclude the impact of a temporary loss of correlation which occurred in the first quarter of 1996. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 7%, 4% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% move in price realization for hedged natural gas in 1998 represents a $1.1 million change in gas sales. A 1% change in price realization for hedged oil production in 1998 would be less than $.1 million. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

    MARGINING. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1995, 1996 and 1997, the maximum aggregate amount of margin posted by the Company was $23.4 million, $28.4 million and $28.7 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1997, the Company had issued margin in the form of letters of credit and treasury bills totaling $19.2 million and $4.5 million, respectively. In addition, approximately 27 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

OUTLOOK FOR FISCAL YEAR 1998

    GENERAL. The discussion of the Company's fiscal year 1998 outlook provided under this caption and other Forward-Looking Statements in this document reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions as of December 31, 1997 and other information currently available to Management. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. THE COMPANY CAUTIONS THAT THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO ALL THE RISKS AND UNCERTAINTIES INCIDENT TO THE ACQUISITION, EXPLORATION, DEVELOPMENT AND MARKETING OF OIL AND

GAS RESERVES. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, COMMODITY PRICE RISKS, COUNTERPARTY RISKS, ENVIRONMENTAL RISKS, DRILLING RISKS, RESERVES RISKS, AND OPERATIONS AND PRODUCTION RISKS. CERTAIN OF THESE RISKS ARE DESCRIBED ELSEWHERE HEREIN. MOREOVER, THE COMPANY MAY MAKE MATERIAL ACQUISITIONS OR DIVESTITURES, MODIFY ITS FIXED-PRICE CONTRACT POSITION BY ENTERING INTO NEW CONTRACTS OR TERMINATING EXISTING CONTRACTS, OR ENTER INTO FINANCING TRANSACTIONS. NONE OF THESE CAN BE PREDICTED WITH CERTAINTY AND, ACCORDINGLY, ARE NOT TAKEN INTO CONSIDERATION IN THE FORWARD-LOOKING STATEMENTS MADE HEREIN. FOR ALL OF THE FOREGOING REASONS, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS AND THERE IS NO ASSURANCE THAT THE ASSUMPTIONS USED ARE NECESSARILY THE MOST LIKELY. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATIONS OR UNDERTAKINGS TO RELEASE PUBLICLY ANY UPDATES REGARDING ANY CHANGES IN THE COMPANY'S EXPECTATIONS WITH REGARD TO THE SUBJECT MATTER OF ANY FORWARD-LOOKING STATEMENTS OR ANY CHANGES IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY FORWARD-LOOKING STATEMENTS ARE BASED.

    PRODUCTION. The Company plans to commit a record amount of capital to its 1998 exploration and development drilling program. In addition, the Company will have a full year of production results from the American Acquisition which was closed in October 1997. These factors should result in a significant increase in oil and gas production for 1998 in relation to 1997. See "--Commitments and Capital Expenditures."

    OIL AND GAS PRICES. The Company's Fixed-Price Contracts in 1998 are expected to provide average fixed prices of $2.66 per Mcf and $22.20 per Bbl for its hedged natural gas and crude oil, respectively, before consideration of basis. Based on February 1998 quotations for regional natural gas prices for the balance of 1998 and giving effect to the Company's portfolio of basis swaps, the Company anticipates price realization percentages comparable to historical averages. See "--Fixed-Price Contracts--Market Risk." As of December 31, 1997, the Company's Fixed-Price Contracts hedge 42 Bcf of natural gas production (including 1 Bcf of fixed-price collars) and 79 MBbls of oil production in 1998. No plans currently exist to increase or decrease the amount of hedged production volumes for 1998; however, the Company may decide to hedge a greater or smaller share of production in the future. In addition, negotiations with IPPs covering two Fixed-Price Contracts may lead to the termination of such contracts. See "--Fixed-Price Contracts--Credit Risk."

    The Company is unable to predict the market prices that will be received for its unhedged production in 1998. For 1997, average monthly wellhead prices for its natural gas ranged from $1.85 per Mcf to $4.11 per Mcf and its oil prices varied from $17.94 per Bbl to $24.94 per Bbl. Because less than 50% of the Company's estimated 1998 production is hedged by Fixed-Price Contracts, the Company's 1998 oil and gas revenues are highly sensitive to commodity price changes.

    OTHER INCOME. The Company presently has no plans to dispose of any significant oil and gas property. Other miscellaneous sources of income are expected to be comparable to prior year results. See "Item 3--Legal Proceedings--Midcon" regarding the potential favorable resolution of a legal claim.

    OPERATING COSTS. The Company will experience a significant increase in lifting costs and production taxes as the result of the American Acquisition properties and associated revenues. On an equivalent unit of production basis, lifting costs are not anticipated to increase significantly in relation to historical results for 1996 and 1997. Production taxes are expected to be incurred at an average rate of 5% to 6% of wellhead oil and gas sales.

    GENERAL AND ADMINISTRATIVE EXPENSE. The Company anticipates a significant increase in its G&A costs for 1998 as a result of the American Acquisition. On an equivalent unit of production basis, G&A costs are not expected to increase in relation to historical results for 1997.

    EXPLORATION COSTS. The Company expects to commit approximately $78 million of its 1998 capital expenditure budget to exploration drilling, leasehold, seismic and other geological and geophysical costs. Under the successful efforts method of accounting, the costs associated with unsuccessful exploration wells are expensed. All exploratory geological and geophysical costs (budgeted at $11 million for 1998) are expensed as incurred, regardless of ultimate success in the discovery of new reserves. Remaining exploration costs to be expensed in 1998 will depend on the Company's exploratory drilling results.

    DEPRECIATION, DEPLETION AND AMORTIZATION. The Company expects its DD&A to increase significantly in the aggregate and on a per unit of production basis as a result of the American Acquisition. The allocation of the associated purchase price to the proved oil and gas properties of American will cause the overall blended DD&A rate per Mcfe to increase. Additionally, the Company will be subject to fluctuation in its DD&A rate as production from certain significant properties varies in relation to total production.

    IMPAIRMENT. Impairment recognition is subject to many factors, including oil and gas prices, revisions to reserve estimates and the cost of future reserve additions. Many of these factors are beyond the Company's ability to control or predict; consequently, the timing and amount of future impairments, if any, is unknown. Due to the American Acquisition purchase price allocation, the associated oil and gas properties generally have a higher cost basis than the properties of LDNG owned prior to the acquisition. As a result, these properties will be more susceptible to future impairments.

    INTEREST EXPENSE. As a result of the American Acquisition, the Company expects to have higher average outstanding indebtedness during 1998 in relation to the prior year. Additionally, the average interest rate is expected to increase due to the issuance of the Senior Notes in December 1997. Consequently, interest expense is anticipated to increase in relation to the prior year. This estimate makes no assumption with respect to future material acquisitions, divestitures or financings, changes in capital expenditures or operating cash flows, or increases in stockholders' equity. See "--Capital Resources and Liquidity" for interest rate information for the Company's indebtedness.

    INCOME TAXES. The Company expects, based on its estimated tax attributes at December 31, 1997, that its income tax provision for 1998 will result in an effective rate approximating statutory rates.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and supplementary data of the Company are set forth on pages F-1 through F-27 inclusive, found at the end of this report.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Executive Compensation and Other Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

ITEM 11--EXECUTIVE COMPENSATION

    The information required under Item 11 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under Item 12 will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under Item 13 will be contained in the Proxy Statement under the headings "Certain Transactions" and "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

     1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedule immediately following the signature page of this report.

     2. Financial Statement Schedule: See Index to Consolidated Financial Statements and Schedule immediately following the signature page of this report.

     3. Exhibits: The following documents are filed as exhibits to this report.

 EXHIBIT
   NO.                                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------
      2.1  Agreement and Plan of Reorganization dated as of June 24, 1997, as amended, between Louis Dreyfus
           Natural Gas Corp. and American Exploration Company (incorporated herein by reference to Annex A to
           Louis Dreyfus Natural Gas Corp.'s Joint Proxy Statement/Prospectus filed with the Securities and
           Exchange Commission on September 12, 1997 pursuant to Rule 424(b)(3) relating to Louis Dreyfus
           Natural Gas Corp.'s Registration Statement on Form S-4, Registration No. 333-34849).
      3.1  Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
           Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).
      3.2  Certificate of Merger of the Registrant dated September 9, 1993 (incorporated by reference to
           Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).
      3.3  Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the
           Registrant's Registration Statement on Form S-1, Registration No. 33-69102).
      3.4  Certificate of Merger of the Registrant dated November 1, 1993 (incorporated by reference to
           Exhibit 3.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).
      4.1  Indenture agreement dated as of June 15, 1994 for $100,000,000 of 9 1/4% Senior Subordinated Notes
           due 2004 between Louis Dreyfus Natural Gas Corp., as Issuer, and Bank of Montreal Trust Company,
           as Trustee (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the
           quarter ended September 30, 1994).
      4.2  Indenture agreement dated as of December 11, 1997 for $200,000,000 of 6 7/8% Senior Notes due 2007
           between Louis Dreyfus Natural Gas Corp. and LaSalle National Bank as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4, Registration No.
           333-45773).

    *10.1  Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective February
           1997 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
     10.2  Form of Indemnification Agreement with directors of the Registrant (incorporated by reference to
           Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).
     10.3  Registration Rights Agreement between the Registrant and Louis Dreyfus Natural Gas Holdings Corp.
           (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1,
           Registration No. 33-76828).
     10.4  Amendment dated December 22, 1993 to Registration Rights Agreement between the Registrant, Louis
           Dreyfus Natural Gas Holdings Corp. and S.A. Louis Dreyfus et Cie (incorporated by reference to
           Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, Registration No. 33-76828).
     10.5  Services Agreement between the Registrant and Louis Dreyfus Holding Company, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement Form S-1, Registration No.
           33-76828).
     10.6  Credit Agreement dated as of October 14, 1997, among Louis Dreyfus Natural Gas Corp., as Borrower,
           Bank of Montreal, as Administrative Agent, Chase Manhattan Bank, as Syndication Agent, NationsBank
           of Texas, N.A., as Documentation Agent, and certain other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated October 14, 1997).
     10.7  Swap Agreement dated November 1, 1993 between the Registrant and Louis Dreyfus Energy Corp.
           (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement on Form
           S-1, Registration No. 33-69102).
     10.8  Memorandum of Agreement for a natural gas swap dated September 16, 1994, between Louis Dreyfus
           Natural Gas Corp. and Louis Dreyfus Energy Corp. (incorporated by reference to Exhibit 10.3 of the
           Registrant's Form 10-Q for the quarter ended September 30, 1994).
    *10.9  Louis Dreyfus Deferred Compensation Stock Equivalent Plan (incorporated by reference to Exhibit
           10.18 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994).
    10.10  Memorandum of Agreement, effective January 10, 1996, for the cancellation of a natural gas swap between the Registrant and Louis Dreyfus Energy Corp. (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995).
   *10.11  Amendment to Option Agreement of Simon B. Rich, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
   *10.12  Form of Amendment to Outstanding Option Agreements of Employees (incorporated by reference to
           Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).
   *10.13  Form of Amendment to Outstanding Option Agreements of Non-Employee Directors (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31,
           1996).
   *10.14  Employment Agreement, dated as of June 24, 1997, between Louis Dreyfus Natural Gas Corp. and Mark
           Andrews (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 24, 1997, of American
           Exploration Company).
     21.1  List of subsidiaries of the Registrant.
     23.1  Consent of Independent Auditors.
     24.1  Powers of Attorney.

     27.1  Financial Data Schedule.

------------------------

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

    Certain of the exhibits to this filing contain schedules which have been omitted in accordance with applicable regulations. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K.

    A current report on Form 8-K dated October 14, 1997 was filed by the Registrant reporting the closing of the merger with American Exploration Company and a new senior bank credit facility. Financial statements of American Exploration Company and related pro forma financial information were incorporated by reference to Louis Dreyfus Natural Gas Corp.'s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on September 12, 1997 pursuant to Rule 424(b)(3) relating to Louis Dreyfus Natural Gas Corp.'s Registration Statement on Form S-4, Registration No. 333-34849.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LOUIS DREYFUS NATURAL GAS CORP.

Date: March 9, 1998             By:            /s/ JEFFREY A. BONNEY
                                     -----------------------------------------
                                                 Jeffrey A. Bonney
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
       MARK E. MONROE*          President, Chief Executive     March 9, 1998
------------------------------    Officer and Director
        Mark E. Monroe            (principal executive
                                  officer)

      RICHARD E. BROSS*         Executive Vice President       March 9, 1998
------------------------------    and Director
       Richard E. Bross

    /s/ JEFFREY A. BONNEY       Executive Vice President       March 9, 1998
------------------------------    and Chief Financial
      Jeffrey A. Bonney           Officer (principal
                                  financial and accounting
                                  officer)

     SIMON B. RICH, JR.*        Chairman of the Board of       March 9, 1998
------------------------------    Directors
      Simon B. Rich, Jr.

        MARK ANDREWS*           Vice Chairman of the Board     March 9, 1998
------------------------------    of Directors
         Mark Andrews

    GERARD LOUIS-DREYFUS*       Director                       March 9, 1998
------------------------------
     Gerard Louis-Dreyfus

     DANIEL R. FINN, JR.*       Director                       March 9, 1998
------------------------------
     Daniel R. Finn, Jr.

       PETER G. GERRY*          Director                       March 9, 1998
------------------------------
        Peter G. Gerry

        JOHN H. MOORE*          Director                       March 9, 1998
------------------------------
        John H. Moore

        JAMES R. PAUL*          Director                       March 9, 1998
------------------------------
        James R. Paul

*By:    /s/ JEFFREY A. BONNEY
      -------------------------
          Jeffrey A. Bonney
          ATTORNEY-IN-FACT

                        LOUIS DREYFUS NATURAL GAS CORP.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               PAGE
                                                                                                             ---------
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.............................................................................     F-2
Consolidated Balance Sheets:
  December 31, 1996 and 1997...............................................................................     F-3
Consolidated Statements of Operations:
  Years ended December 31, 1995, 1996 and 1997.............................................................     F-4
Consolidated Statements of Stockholders' Equity:
  Years ended December 31, 1995, 1996 and 1997.............................................................     F-5
Consolidated Statements of Cash Flows:
  Years ended December 31, 1995, 1996 and 1997.............................................................     F-6
Notes to Consolidated Financial Statements.................................................................     F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II--Consolidated Valuation and Qualifying Accounts................................................    F-30

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Louis Dreyfus Natural Gas Corp.

    We have audited the accompanying consolidated balance sheets of Louis Dreyfus Natural Gas Corp. (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index to
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 2, 1998

                        LOUIS DREYFUS NATURAL GAS CORP.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          ASSETS
                                                                                                          DECEMBER 31,
                                                                                                      ---------------------
                                                                                                        1996        1997
                                                                                                      ---------  ----------
CURRENT ASSETS

Cash and cash equivalents...........................................................................  $   7,749  $    5,538
Receivables:
  Oil and gas sales.................................................................................     33,579      46,192
  Costs reimbursable by insurance...................................................................         --      22,406
  Joint interest and other, net.....................................................................      5,358      14,311
Deposits............................................................................................      5,592       4,467
Inventory and other.................................................................................      3,147       9,883
                                                                                                      ---------  ----------
  Total current assets..............................................................................     55,425     102,797
                                                                                                      ---------  ----------
PROPERTY AND EQUIPMENT, at cost, based on successful efforts accounting.............................    907,027   1,404,784
Less accumulated depreciation, depletion and amortization...........................................   (235,162)   (305,769)
                                                                                                      ---------  ----------
                                                                                                        671,865   1,099,015
                                                                                                      ---------  ----------
OTHER ASSETS, net...................................................................................      6,323       9,142
                                                                                                      ---------  ----------
                                                                                                      $ 733,613  $1,210,954
                                                                                                      ---------  ----------
                                                                                                      ---------  ----------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable....................................................................................  $  36,415  $   61,197
Accrued liabilities.................................................................................      7,251      22,258
Revenues payable....................................................................................      7,419      16,111
                                                                                                      ---------  ----------
    Total current liabilities.......................................................................     51,085      99,566
                                                                                                      ---------  ----------
LONG-TERM DEBT......................................................................................    343,907     563,344
                                                                                                      ---------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue....................................................................................     19,049      17,387
Deferred gains from price-risk management activities................................................     26,226      23,453
Deferred income taxes...............................................................................     22,692      21,896
Other...............................................................................................      6,961      16,104
                                                                                                      ---------  ----------
                                                                                                         74,928      78,840
                                                                                                      ---------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 13)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million shares authorized; no shares outstanding................         --          --
Common stock, par value $.01; 100 million shares authorized; issued and outstanding, 27,800,750 and
  40,088,258 shares, respectively...................................................................        278         401
Additional paid-in capital..........................................................................    197,301     418,751
Retained earnings...................................................................................     66,114      50,052
                                                                                                      ---------  ----------
                                                                                                        263,693     469,204
                                                                                                      ---------  ----------
                                                                                                      $ 733,613  $1,210,954
                                                                                                      ---------  ----------
                                                                                                      ---------  ----------

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
REVENUES
Oil and gas sales............................................................  $  163,366  $  185,558  $  222,016
Other income (loss)..........................................................        (418)      3,947      10,901
                                                                               ----------  ----------  ----------
                                                                                  162,948     189,505     232,917
                                                                               ----------  ----------  ----------
EXPENSES
Operating costs..............................................................      35,352      44,615      49,169
General and administrative...................................................      16,631      16,325      18,855
Exploration costs............................................................          --       4,965       8,956
Depreciation, depletion and amortization.....................................      57,796      65,278      79,325
Impairment...................................................................      15,694          --      75,198
Interest.....................................................................      21,736      26,822      28,737
                                                                               ----------  ----------  ----------
                                                                                  147,209     158,005     260,240
                                                                               ----------  ----------  ----------
Income (loss) before income taxes............................................      15,739      31,500     (27,323)
Income taxes.................................................................       4,722      10,398     (11,261)
                                                                               ----------  ----------  ----------
NET INCOME (LOSS)                                                              $   11,017  $   21,102  $  (16,062)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income (loss) per share--basic and diluted...............................  $      .40  $      .76  $     (.53)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average diluted common shares outstanding...........................      27,804      27,810      30,233
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               ADDITIONAL                 TOTAL
                                                      PREFERRED     COMMON      PAID-IN     RETAINED   STOCKHOLDERS'
                                                        STOCK        STOCK      CAPITAL     EARNINGS      EQUITY
                                                      ----------  -----------  ----------  ----------  ------------
BALANCE AT DECEMBER 31, 1994........................  $       --   $     278   $  190,291  $   33,995   $  224,564
Contribution by affiliate...........................          --          --        7,000          --        7,000
Net income..........................................          --          --           --      11,017       11,017
                                                      ----------       -----   ----------  ----------  ------------
BALANCE AT DECEMBER 31, 1995........................          --         278      197,291      45,012      242,581
Exercise of stock options...........................          --          --           10          --           10
Net income..........................................          --          --           --      21,102       21,102
                                                      ----------       -----   ----------  ----------  ------------
BALANCE AT DECEMBER 31, 1996........................          --         278      197,301      66,114      263,693
Preferred stock issued in American
  Acquisition.......................................      21,080          --           --          --       21,080
Preferred stock converted...........................     (20,655)         10       16,726          --       (3,919)
Preferred stock redeemed............................        (425)         --           --          --         (425)
Common stock issued in American
  Acquisition.......................................          --         113      193,964          --      194,077
Exercise of stock options...........................          --          --          497          --          497
Warrants and options issued in American
  Acquisition.......................................          --          --       10,263          --       10,263
Net loss............................................          --          --           --     (16,062)     (16,062)
                                                      ----------       -----   ----------  ----------  ------------
BALANCE AT DECEMBER 31, 1997........................  $       --   $     401   $  418,751  $   50,052   $  469,204
                                                      ----------       -----   ----------  ----------  ------------
                                                      ----------       -----   ----------  ----------  ------------

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1995        1996        1997
                                                                              ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................................  $   11,017  $   21,102  $  (16,062)
Items not affecting cash flows:
  Depreciation, depletion and amortization..................................      58,403      65,278      79,325
  Impairment................................................................      15,694          --      75,198
  Deferred income taxes.....................................................       3,348       9,065     (12,296)
  Exploration costs.........................................................          --       4,965       8,956
  Gain on sale of property..................................................        (204)        (68)     (8,745)
  Other.....................................................................         844         639         698
Net change in operating assets and liabilities, exclusive of amounts acquired:
  Accounts receivable.......................................................      (8,578)    (10,194)     (5,598)
  Deposits..................................................................        (679)     (1,692)      1,125
  Inventory and other.......................................................      (1,074)        (52)     (3,184)
  Accounts payable..........................................................       5,982      14,957      10,162
  Accrued liabilities.......................................................          40        (661)         75
  Revenues payable..........................................................         412       2,732         192
  Deferred revenue..........................................................       4,310      (4,310)         --
                                                                              ----------  ----------  ----------
                                                                                  89,515     101,761     129,846
                                                                              ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures....................................     (66,606)    (98,097)   (154,396)
Acquisition of oil and gas properties.......................................    (118,652)    (36,125)     (9,118)
Purchase of American Exploration Company....................................          --          --     (72,323)
Additions to other property and equipment...................................      (1,528)    (17,660)     (2,650)
Proceeds from sale of property and equipment................................      15,125       1,101      27,887
Change in other assets......................................................         121         (76)     (6,003)
                                                                              ----------  ----------  ----------
                                                                                (171,540)   (150,857)   (216,603)
                                                                              ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings...............................................     240,350     241,240     868,037
Repayments of bank borrowings...............................................    (140,747)   (212,240)   (928,537)
Proceeds from issuance of senior notes......................................          --          --     198,784
Repayments of subordinated notes............................................          --          --     (42,621)
Proceeds from stock options exercised.......................................          --          10         497
Redemption of preferred stock...............................................          --          --      (4,344)
Change in deferred revenue..................................................     (18,590)     (2,268)     (1,662)
Change in deferred hedging gains............................................          --      26,226      (2,773)
Change in other long-term liabilities.......................................        (384)      2,293      (2,835)
                                                                              ----------  ----------  ----------
                                                                                  80,629      55,261      84,546
                                                                              ----------  ----------  ----------
Change in cash and cash equivalents.........................................      (1,396)      6,165      (2,211)
Cash and cash equivalents, beginning of year................................       2,980       1,584       7,749
                                                                              ----------  ----------  ----------
Cash and cash equivalents, end of year......................................  $    1,584  $    7,749  $    5,538
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

    GENERAL. Louis Dreyfus Natural Gas Corp. (the "Company") is an independent energy company primarily engaged in the acquisition, development, exploration, production and marketing of natural gas and crude oil. At December 31, 1997, approximately 52% of the Company's Common Stock was owned by various subsidiaries of Societe Anonyme Louis Dreyfus & Cie (collectively "S.A. Louis Dreyfus et Cie"). See Note 6--Transactions with Related Parties. The accounting policies of LDNG reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of LDNG and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. Certain reclassifications have been made in the financial statements for the years ended December 31, 1995 and 1996 to conform to the financial statement presentation for the year ended December 31, 1997.

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

    CONCENTRATION OF CREDIT RISK. The Company sells oil and natural gas to various customers, participates with other parties in the drilling, completion and operation of oil and natural gas wells and enters into long-term energy swaps and physical delivery contracts. The majority of the Company's accounts receivable are due from purchasers of oil and natural gas and from fixed-price contract counterparties. Certain of these receivables are subject to collateral or margin requirements. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. See Note 13--Fixed-Price Contracts--Credit Risk. As of December 31, 1996 and 1997, the Company's joint interest and other receivables are shown net of allowance for doubtful accounts of $1.1 million.

    INVENTORY. Inventory consists primarily of tubular goods and is carried at the lower of cost or market.

    PROPERTY AND EQUIPMENT. The Company utilizes the successful efforts method of accounting for oil and natural gas producing activities. Costs incurred in connection with the drilling and equipping of exploratory wells are capitalized as incurred. If proved reserves are not found, such costs are charged to expense. Other exploration costs, including delay rentals and seismic costs, are charged to expense as incurred. Development costs, which include the costs of drilling and equipping development wells, whether successful or unsuccessful, are capitalized as incurred. All general and administrative costs are expensed as incurred. Depreciation, depletion and amortization of capitalized costs of proved oil and gas properties is computed by the unit-of-production method on a field-by-field basis. The costs of unproved oil and gas properties are assessed quarterly on a property-by-property basis. If unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. If unproved properties are determined not to be productive, or if the value of such properties has been otherwise impaired, the excess carrying value is charged to expense.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Pursuant to SFAS 121, the Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment, whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. In order to determine whether an impairment has occurred, the Company estimates the expected future net cash flows from its oil and gas properties, as of the date of determination, and compares such future cash flows to the respective carrying amounts. Those oil and gas properties which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of impaired properties is adjusted to an estimated fair value by discounting the estimated expected future cash flows attributable to such properties at a discount rate estimated to be representative of the market for such properties. The excess is charged to expense and may not be reinstated. The adoption of SFAS 121, in conjunction with the completion of the Company's proved reserve estimates as of December 31, 1995, led to a review of the Company's oil and gas properties on a field-by-field basis for indications of impairment. Such review resulted in the recognition of an impairment charge of $15.7 million for the year ended December 31, 1995. In 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was recorded in connection with the acquisition of American Exploration Company, a Houston-based exploration and production company ("American") in October 1997 (the "American Acquisition"). The allocation of the American Acquisition purchase price, based on the relative fair values of the acquired properties, was reviewed for indications of impairment. Such review resulted in the impairment charge recognition. See Note 3--Acquisitions.

    The Company provides for the estimated cost, at current prices, of dismantling and removing oil and gas production facilities. Such estimated costs are recorded at discounted values based on the estimated productive lives of the associated oil and gas property and amortized by the unit-of-production method. As of December 31, 1996 and 1997, estimated total future dismantling and restoration costs of $1.9 million and $5.8 million, respectively, were included in other liabilities in the accompanying balance sheets.

    Depreciation of other property and equipment is provided by using the straight-line method over estimated useful lives of three to 20 years.

    DEBT ISSUANCE COSTS. Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. The unamortized balance of such costs included in other assets as of December 31, 1996 and 1997, was $4.2 million and $4.1 million, respectively.

    OIL AND GAS SALES AND GAS IMBALANCES. Oil and gas revenues are recognized as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where the Company has underproduced or overproduced its ownership percentage in a property. Under this method, a liability is recorded to the extent that the Company's overproduced position in a reservoir cannot be recouped through the production of remaining reserves. At December 31, 1996 and 1997, the Company had recorded imbalance liabilities of $1.6 million and $3.2 million, respectively. The Company's remaining net underproduced imbalance position at December 31, 1996 and 1997 was not material.

    INCOME TAXES. The Company files a consolidated United States income tax return which includes the taxable income or loss of its subsidiaries. Deferred federal and state income taxes are provided on all significant temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    HEDGING. The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and options (collectively "Fixed-Price Contracts"). The Company has also entered into interest rate swap contracts to reduce its exposure to interest rate fluctuations. Gains and losses from hedging transactions are recognized in income and are reflected as cash flows from operating activities in the periods for which the underlying commodity or interest rate was hedged. If the necessary correlation (generally a correlation coefficient of 80% or greater) to the commodity or interest rate being hedged ceases to exist, the differential between the market value and the carrying value of the affected contracts is recognized as a gain or loss in the period that the permanent loss of correlation is identified, with future changes in market value recognized as a gain or loss in the period of change. When a temporary loss of correlation has occurred, the anomalous basis differential attributable to the affected contracts is recognized as a gain or loss in the period in which the loss of effectiveness is identified. See Note 4--Long-Term Debt, Note 12-- Financial Instruments and Note 13--Fixed-Price Contracts. The Company does not hold or issue financial instruments with leveraged features.

    EARNINGS PER SHARE. In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share and requires the restatement of all prior periods to conform with the new calculation method. The calculation of basic earnings per share for the years ended December 31, 1995 and 1996 pursuant to SFAS 128 did not result in a revision to amounts previously reported. The calculation of diluted earnings per share was the same as basic earnings per share for all periods presented. Weighted average common shares outstanding used in the calculation of basic earnings per share for the years ended December 31, 1995, 1996, and 1997 (in thousands) were 27,800, 27,800 and 30,233, respectively. Dilutive potential common shares used in the calculation of diluted earnings per share for the years ended December 31, 1995, 1996 and 1997 (in thousands) were 27,804, 27,810 and 30,233, respectively. The increase in number of shares for 1995 and 1996 is attributable to dilutive stock options. See Note 8-- Employee Benefit Plans and Note 10--Capital Stock for a description of potentially dilutive securities of the Company.

    STOCK OPTIONS AND EQUIVALENT RIGHTS. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's Common Stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital. For stock equivalent rights, the value to be paid upon exercise is charged to earnings over the respective vesting period or as the price of the Company's Common Stock changes after such rights have become fully vested. See
Note 8--Employee Benefit Plans.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 2--PROPERTY AND EQUIPMENT

    Capitalized Costs. The Company's oil and gas acquisition, exploration and development activities are conducted primarily in Texas, Oklahoma, New Mexico and offshore in the Gulf of Mexico. The following table summarizes the capitalized costs associated with these activities:

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1996         1997
                                                                                ----------  ------------
                                                                                     (IN THOUSANDS)
Oil and gas properties:
Proved........................................................................  $  873,546  $  1,298,046
Unproved......................................................................       6,657        74,893
Accumulated depreciation, depletion and amortization..........................    (227,946)     (295,848)
                                                                                ----------  ------------
                                                                                   652,257     1,077,091
                                                                                ----------  ------------
Other property and equipment..................................................      26,824        31,845
Accumulated depreciation......................................................      (7,216)       (9,921)
                                                                                ----------  ------------
                                                                                    19,608        21,924
                                                                                ----------  ------------
                                                                                $  671,865  $  1,099,015
                                                                                ----------  ------------
                                                                                ----------  ------------

    Depreciation, depletion and amortization expense of oil and gas properties per Mcfe was $.88, $.82 and $.88 for the years ended December 31, 1995, 1996 and 1997, respectively. Such amounts do not include impairment charges recorded in 1995 and 1997. See Note 1--Significant Accounting Policies. For the years ended December 31, 1995, 1996 and 1997, the Company capitalized $.3 million, $.4 million and $1.0 million of interest, respectively, in connection with its exploration and development activities. Depreciation of other property and equipment was $2.1 million, $2.6 million and $3.2 million for the years ended December 31, 1995, 1996 and 1997, respectively.

    Unproved properties at December 31, 1997 consist primarily of allocated American Acquisition costs recorded net of impairment. The Company will evaluate such properties over their respective lease terms or as drilling results are determined.

    COSTS INCURRED. The following table summarizes the costs incurred in the Company's acquisition, exploration and development activities for the years ended December 31, 1995, 1996 and 1997, respectively.

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                        1995        1996        1997
                                                                     ----------  ----------  ----------
                                                                               (IN THOUSANDS)
Property acquisition costs:
Proved.............................................................  $  118,652  $   36,125  $  349,037
Unproved...........................................................       1,717       6,934     109,648
                                                                     ----------  ----------  ----------
                                                                        120,369      43,059     458,685
Exploration costs..................................................         391      10,610      21,514
Development costs..................................................      64,498      80,553     122,402
                                                                     ----------  ----------  ----------
                                                                     $  185,258  $  134,222  $  602,601
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 3--ACQUISITIONS

    In October 1997, the Company acquired 100% of the outstanding common stock of American for approximately 11.3 million shares of LDNG Common Stock valued at $17.15 per share and $47.2 million of cash. In addition, LDNG assumed $116 million of American long-term debt, $20 million liquidation value of American preferred stock and warrants and options valued at $10.3 million. The acquisition consisted of 217 Bcfe of proved reserves, approximately 3,500 producing wells, 1.0 million gross acres of developed leasehold, 2.0 million gross acres of undeveloped leasehold and other assets and liabilities. The purchase method was used to account for this acquisition.

    In July 1995, the Company purchased certain producing oil and gas properties in Sonora for $86.6 million (the "Sonora Acquisition"). The acquired oil and gas properties consisted of approximately 700 producing wells, 100,000 gross acres and an estimated 139 Bcfe of proved reserves. The purchase method was used to account for this acquisition.

    The following unaudited pro forma results of operations data gives effect to the American Acquisition as if the transaction had occurred on January 1, 1996 and gives effect to the Sonora Acquisition as if the transaction had occurred on January 1, 1995. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had these acquisitions closed on these respective dates or of future results of operations. The historic information has been adjusted for (1) oil and gas sales and related operating costs, (2) amortization of the oil and gas properties based on the purchase price, (3) incremental general and administrative expenses associated with the ownership of the properties, and (4) incremental interest expense resulting from the borrowings made under the Credit Facility, as hereinafter defined, in connection with each acquisition.

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                        1995        1996        1997
                                                                     ----------  ----------  ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                                   DATA)
Unaudited pro forma information:
Revenues...........................................................  $  176,933  $  266,703  $  303,719
Net income.........................................................      12,158       3,440      16,752
Net income per common share--basic and diluted.....................         .44         .09         .43

    The pro forma information presented for 1996 and 1997 does not include a one-time impairment charge of $73.1 million recorded in connection with the American Acquisition, nor does it consider the effects of certain cost reduction plans, financing plans or the effects of certain purchase accounting adjustments (collectively "Pro Forma Adjustments"). The estimated combined financial impact of the Pro Forma Adjustments would be an increase in pro forma net income of $11.7 million, or $.30 per share, and $9.0 million, or $.23 per share, for the years ended December 31, 1996 and 1997, respectively.

    During 1995, 1996 and 1997, the Company made numerous other acquisitions of proved oil and gas properties, the net purchase price of which aggregated $32.1 million, $36.1 million and $9.1 million, respectively. The results of operations related to such acquisitions have been included in the accompanying statements of operations and cash flows for the periods subsequent to the closing of each transaction.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 4--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1996         1997
                                                                                ----------  ------------
                                                                                     (IN THOUSANDS)
Bank Debt:
$450 Million Revolving Credit Facility........................................  $       --  $    261,000
$300 Million Borrowing Base Credit Facility...................................     235,000            --
Other Lines of Credit.........................................................      10,000         4,500
                                                                                ----------  ------------
                                                                                   245,000       265,500
6 7/8% Senior Notes due 2007..................................................          --       198,791
9 1/4% Senior Subordinated Notes due 2004.....................................      98,907        99,053
                                                                                ----------  ------------
                                                                                $  343,907  $    563,344
                                                                                ----------  ------------
                                                                                ----------  ------------

    $450 MILLION REVOLVING CREDIT FACILITY. On October 14, 1997, in connection with the American Acquisition, the Company replaced its $300 million borrowing base credit facility with a new $550 million revolving credit facility (the "Credit Facility"). Upon the issuance of senior notes in December 1997, the Company reduced the aggregate commitment under the Credit Facility to $450 million (the "Commitment"). The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. Letters of credit are limited to $75 million of such availability. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. The Company has relied upon the Credit Facility and the predecessor bank facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See Note 13--Fixed-Price Contracts. As of December 31, 1997, the Company had $261.0 million of principal and $5.0 million of letters of credit outstanding under the Credit Facility.

    The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At December 31, 1997, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At December 31, 1997, the effective interest rate for borrowings under the Credit Facility was 6.3%, including the effect of interest rate swaps.

    The Credit Facility contains various affirmative and restrictive covenants which generally provide greater flexibility than those contained in the prior facility. These covenants, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured. In connection with the termination of the $300 million borrowing base credit facility, the Company recognized a charge of approximately $1.7 million representing the unamortized loan origination fees associated with the facility.

    OTHER LINES OF CREDIT. The Company has certain other unsecured lines of credit available to it, which aggregated $42.8 million as of December 31, 1997. Such short-term lines of credit are primarily used to

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 4--LONG-TERM DEBT (CONTINUED)
meet margining requirements under Fixed-Price Contracts and for working capital purposes. At December 31, 1997, the Company had $4.5 million of indebtedness and $15.3 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

    6 7/8% SENIOR NOTES DUE 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6 7/8% Senior Notes due 2007 (the "Senior Notes"). Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and the Company's ability to enter into sale and leaseback transactions. In October 1997, the Company entered into financial swaps which effectively fixed the price of the underlying treasury bond used to price the Senior Notes. The settlement of these hedges ultimately resulted in a deferred hedging loss of $3.6 million which is being amortized into interest expense over the life of the Senior Notes.

    9 1/4% SENIOR SUBORDINATED NOTES DUE 2004. In June 1994, the Company issued $100 million principal amount, $98.5 million net of discount, of 9 1/4% Senior Subordinated Notes due 2004 (the "Subordinated Notes"). Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains restrictive covenants which limit, among other things, the prepayment of the Subordinated Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

    The amount of required principal payments for the next five years and thereafter as of December 31, 1997 are as follows: 1998--$0; 1999--$0; 2000--$0;
2001--$0; 2002--$265.5 million; thereafter-- $300 million.

    INTEREST RATE SWAPS. The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of December 31, 1997, the Company had fixed the interest rate on average notional amounts of $99 million and $33 million for the years ended December 31, 1998 and 1999, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.8% at December 31, 1997) and pays an average rate of 6.3% for 1998 and 6.5% for 1999. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years. The Company has an additional interest rate swap under which the Company pays the LIBOR three-month rate and receives 7.1% on a notional amount of $25 million. This interest rate swap matures June 2004.

    For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is deferred and amortized as interest expense over the original contract term. At December 31, 1996 and 1997, the amount of such deferrals was not material.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 5--INCOME TAXES

    The significant components of income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1995       1996        1997
                                                                        ---------  ---------  ----------
                                                                                 (IN THOUSANDS)
Current tax expense:
Federal...............................................................  $   1,195  $   1,159  $      885
State.................................................................        179        174         150
                                                                        ---------  ---------  ----------
                                                                            1,374      1,333       1,035
                                                                        ---------  ---------  ----------
Deferred tax expense (benefit):
Federal...............................................................      3,033      8,271     (11,407)
State.................................................................        315        794        (889)
                                                                        ---------  ---------  ----------
                                                                            3,348      9,065     (12,296)
                                                                        ---------  ---------  ----------
                                                                        $   4,722  $  10,398  $  (11,261)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

    The provision for income taxes differed from the computed "expected" income tax provision using statutory rates on income before income taxes for the following reasons:

                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1995       1996        1997
                                                                        ---------  ---------  ----------
                                                                                 (IN THOUSANDS)
Computed "expected" income tax........................................  $   5,509  $  11,025  $   (9,563)
Increases (reductions) in taxes resulting from:
  State income taxes, net of federal benefit..........................        321        629        (481)
  Permanent differences (principally related to basis differences in
    oil and gas properties)...........................................        861        265         935
  Section 29 credits..................................................     (2,090)    (2,028)     (1,748)
  Other...............................................................        121        507        (404)
                                                                        ---------  ---------  ----------
                                                                        $   4,722  $  10,398  $  (11,261)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 5--INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                     1996        1997
                                                                                   ---------  ----------
                                                                                      (IN THOUSANDS)
Deferred tax liabilities:
Capitalized costs and related depreciation, depletion and amortization...........  $  43,416  $   87,406
Other............................................................................        825         852
                                                                                   ---------  ----------
                                                                                      44,241      88,258
                                                                                   ---------  ----------
Deferred tax assets:
Deferred revenue and hedging gains...............................................     17,251      15,519
Alternative minimum tax credits..................................................      4,298       5,332
Net operating loss carryforwards from American Acquisition.......................         --      87,815
Other............................................................................         --       1,185
                                                                                   ---------  ----------
                                                                                      21,549     109,851
Valuation allowance for net operating loss carryforwards.........................         --     (43,489)
                                                                                   ---------  ----------
                                                                                      21,549      66,362
                                                                                   ---------  ----------
Net deferred tax liability.......................................................  $  22,692  $   21,896
                                                                                   ---------  ----------
                                                                                   ---------  ----------

    At December 31, 1997, the Company had U.S. Federal net operating loss carryforwards of $231.1 million that expire beginning in 1998, statutory depletion carryforwards totaling $.7 million that can be carried forward indefinitely and alternative minimum tax credit carryforwards of $5.3 million that can be carried forward indefinitely but which can be used only to reduce regular tax liabilities in excess of alternative minimum tax liabilities. Net operating loss carryforwards of $114.4 million are expected to expire without utilization due to the change of control provisions of Section 382 of the Internal Revenue Code. Such expirations have been fully reserved through the valuation allowance.

NOTE 6--TRANSACTIONS WITH RELATED PARTIES

    FIXED-PRICE CONTRACT ACTIVITY. In 1993, the Company entered into a fixed-price sales contract with S.A. Louis Dreyfus et Cie covering 33 Bcf of natural gas over a five-year period beginning in 1996, at a weighted-average fixed price of $2.49 per Mcf.

    The Company uses the commodity trading resources of S.A. Louis Dreyfus et Cie when purchasing natural gas futures contracts on the NYMEX. In that regard, the Company reimburses S.A. Louis Dreyfus et Cie for margin posted by the affiliate on behalf of the Company. At December 31, 1996 and 1997, margin of $5.6 million and $4.5 million, respectively, had been posted on the Company's behalf by S.A. Louis Dreyfus et Cie under this arrangement.

    In 1994, the Company entered into a Fixed-Price Contract with S.A. Louis Dreyfus et Cie which hedged 20 Bcf of natural gas production from certain wells in the Sonora area, commencing January 1, 1996. This natural gas swap provided a weighted-average fixed price of approximately $2.18 per Mcf. In January 1996, the Company canceled this contract and received $1.6 million upon termination. The

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 6--TRANSACTIONS WITH RELATED PARTIES (CONTINUED) proceeds were deferred and amortized into oil and gas sales over the original 19-month term of the contract.

    GENERAL AND ADMINISTRATIVE EXPENSE. The Company is a party to a services agreement with S.A. Louis Dreyfus et Cie pursuant to which the Company is billed for certain administrative and support services provided by S.A. Louis Dreyfus et Cie at amounts approximating cost. General and administrative expenses for the years ended December 31, 1995, 1996 and 1997 include $.8 million, $.9 million and $.9 million, respectively, for such services (principally insurance costs and services).

    OTHER. At December 31, 1996 and 1997, the Company owed S.A. Louis Dreyfus et Cie approximately $2.3 million and $.7 million, respectively, principally for posted margin and miscellaneous general and administrative expenses. Such amounts are included in accounts payable in the accompanying balance sheets.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    LITIGATION. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. The judgment amount was in addition to a $1.3 million deposit previously paid by Midcon to the Company. As a result of the judgment, the Company recognized the $1.3 million deposit paid by Midcon as other income in 1995. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million which have been reflected in the accompanying financial statements as other income. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 24, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid. The Company considers the allegations of Midcon to be without merit and will vigorously defend against this action. Collection of the remaining unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of December 31, 1997. The Company will recognize income as any payments are received.

    In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property obtained in the American Acquisition, to market levels from October 1, 1993 forward. KNGSS also requested declaratory judgment that it has a right to relief from the contract price due to regulatory changes, which it alleges renders the contract commercially impracticable, and that Federal Energy Regulatory Commission Order No. 636 is a condition subsequent which excuses performance under the contract. In April 1995, American filed counterclaims against KNGSS relating to the failure of KNGSS to take and pay for certain minimum volumes of gas, among other contractual matters. American has dismissed all of its counterclaims, and KNGSS has dismissed its commercially impracticable and condition subsequent claims. KNGSS alleges that it has overpaid American and seeks a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED) summary judgment was filed by American in July 1996 and was argued before the court in February 1997. The Company assumed responsibility for this lawsuit in connection with the American Acquisition. In February 1998, the court ruled in favor of the Company's motion. Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

    American was a defendant in various other legal proceedings for which the Company also assumed responsibility in the American Acquisition. The largest of such legal claims was for an alleged underpayment of royalty of $3.2 million plus interest. In addition, American had received preliminary and final royalty underpayment determinations from the Minerals Management Service aggregating approximately $2.8 million plus interest in connection with certain gas contract settlements made in prior years. The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

    INSURANCE RECOVERY. On April 1, 1997, a blowout and fire occurred during the drilling of a horizontal development well at East Cameron Block 328 located in federal waters offshore Louisiana (acquired in the American Acquisition). No personnel were injured in the accident. The upper structure of the platform, however, was severely damaged. In addition, the drilling rig operated by a third party contractor and various other subcontractors' equipment were damaged or destroyed. The well was successfully capped and the four remaining wells on the platform were secured. The production deck was removed and dismantled and certain production equipment has been salvaged. The Company is rebuilding the production deck and expects to restore production from the platform in the second quarter of 1998.

    The Company carries various types of insurance relating to the blowout and estimates that total costs to control the blowout and return to production will aggregate approximately $44 million. As of December 31, 1997, the Company has recognized a liability of approximately $2.1 million for certain estimated costs that may not be recoverable through insurance. At this stage of the Company's insurance claim, it is not possible to quantify what other amounts, if any, will not be recoverable from insurance or legally responsible third parties. If the Company is unable to recover a significant portion of its costs from insurance or other third parties, the additional costs to be incurred could result in the recognition of an impairment charge. The MMS, which has jurisdiction over operations in federal waters, is required by regulation to investigate this type of incident and to make a public report. To date, the MMS has not issued any report regarding the blowout.

    As of December 31, 1997, costs incurred for the recovery effort at East Cameron Block 328 totaled approximately $38.9 million, approximately $16.5 million of which has been reimbursed by insurance companies. The balance of $22.4 million is reflected as a receivable in the accompanying consolidated balance sheet.

    RENTAL COMMITMENTS. Minimum annual rental commitments as of December 31, 1997 under noncancelable office space leases are as follows: 1998--$3.6 million; 1999--$1.9 million; 2000--$1.9 million; 2001 and thereafter--$1.1 million. Approximately $4.1 million of such rental commitments is included in other long-term liabilities as of December 31, 1997, presented net of estimated future rental income of $.9 million to be received during 1998.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 8--EMPLOYEE BENEFIT PLANS

    401(K) PLAN. The Company's employees who have completed a specified term of service are eligible for participation in the Louis Dreyfus Natural Gas Profit Sharing and 401(k) Plan and Trust Agreement (the "401(k) Plan"). Pursuant to the plan provisions, employee contributions can be made up to 17% of compensation. Company contributions are discretionary. Employees vest in Company contributions at 20% per year of service. For the years ended December 31, 1995, 1996 and 1997, the Company contributed $.8 million, $.9 million and $.9 million, respectively, to the 401(k) Plan.

    STOCK COMPENSATION PLANS. Certain executive officers of the Company are participants in the Louis Dreyfus Deferred Compensation Stock Equivalent Plan sponsored by S.A. Louis Dreyfus et Cie. Under this plan, participants were awarded stock equivalent rights ("SERs") expressed as a number of stock equivalent units. SERs are paid in cash following the termination of employment with the S.A. Louis Dreyfus et Cie group, based on the average trading prices of the Company's Common Stock during the month of December in the year of, or preceding, termination of employment. At December 31, 1995, 1996 and 1997, SERs totaling 85,000, 85,000 and 83,500 stock equivalent units, respectively, were outstanding. Recorded compensation expense attributable the SERs was approximately $.4 million for each of the years ended December 31, 1995, 1996 and 1997, respectively. The SERs were fully vested as of December 31, 1997.

    Officers, directors and certain key employees have been granted options to purchase the Company's Common Stock under its 1993 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and options which are not qualified as incentive stock options. The maximum number of shares of Common Stock issuable under the Option Plan is 2.0 million shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company's Common Stock. As of December 31, 1996 and 1997, options to purchase 6,750 shares and 291,670 shares of Common Stock, respectively, were available for grant under the Option Plan. Options granted under the Option Plan vest over a period of time based on the nature of the grants and as defined in the individual grant agreements, but generally over a four to five-year period. Generally, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's expiration date is ten years from the date of issuance.

    The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the Company had accounted for stock options issued in 1995, 1996 and 1997 using the fair value method prescribed by that statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995, 1996 and 1997: risk-free interest rates of 6.0%, 6.6% and 5.7%, respectively; no dividends over the option term; stock price volatility factors of .32, .31 and .32, respectively, and a weighted average expected option life of five years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods. Additionally, option awards made prior to 1995 have been excluded.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 8--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The SFAS 123 pro forma information is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      1995       1996        1997
                                                                    ---------  ---------  ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE
                                                                                 DATA)
Net income (loss).................................................  $  10,847  $  20,698  $  (16,981)
Net income (loss) per share.......................................        .39        .74        (.56)

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

    Stock option transactions for 1995, 1996 and 1997 are summarized as follows:

                                                             YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------
                                             1995                      1996                      1997
                                   ------------------------  ------------------------  -------------------------
                                                WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                 AVERAGE                   AVERAGE                    AVERAGE
                                                EXERCISE                  EXERCISE                   EXERCISE
                                    SHARES        PRICE       SHARES        PRICE        SHARES        PRICE
                                   ---------  -------------  ---------  -------------  ----------  -------------
Outstanding at beginning of
  year...........................    515,000    $   18.06      792,000    $   16.42       993,250    $   15.98
Granted..........................    294,000        13.64      212,000        14.39       806,080        22.46
Exercised........................         --           --         (750)       13.69       (30,500)       16.18
Canceled.........................    (17,000)       18.00      (10,000)       16.71       (60,500)       16.02
                                   ---------                 ---------                 ----------
Outstanding at end of year.......    792,000        16.42      993,250        15.98     1,708,330        19.03
                                   ---------                 ---------                 ----------
                                   ---------                 ---------                 ----------
Exercisable at end of year.......    275,250        17.60      469,000        17.08       722,330        16.91
                                   ---------                 ---------                 ----------
                                   ---------                 ---------                 ----------
Weighted-average fair value of
  options granted during year
  (1)............................  $    5.27                 $    5.71                 $     8.79
                                   ---------                 ---------                 ----------
                                   ---------                 ---------                 ----------

------------------------

(1) Excludes for 1997 the fair value of options to purchase 53,330 shares issued in connection with the American Acquisition and recorded as part of the corresponding purchase price. See Note 3--Acquisitions.

    Outstanding options to acquire 1.2 million shares of stock at December 31, 1997 had exercise prices ranging from $18.00 to $23.16 per share and had a weighted-average remaining contractual life of 8.3 years. The balance of options outstanding at December 31, 1997 had exercise prices ranging from $12.63 to $17.71 per share and a weighted-average remaining contractual life of 8.4 years.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 9--SIGNIFICANT CUSTOMERS

    The Company's oil and gas sales at the wellhead are sold under contracts with various purchasers. For the year ended December 31, 1995, gas sales to Lone Star Gas Company represented 30% of total revenues for that year. For the year ended December 31, 1996, gas sales to Valero Industrial Gas, L.P., HPL Resources Corp. and GPM Gas Corporation approximated 18%, 13% and 11% of total revenues, respectively. For the year ended December 31, 1997, gas sales to PG&E Texas Industrial Energy, L.P., Enron Capital and Trade Resources and GPM Gas Corporation approximated 22%, 15% and 10% of total revenues, respectively. The Company believes that alternative purchasers are available, if necessary, to purchase its production at prices substantially similar to those received from these significant purchasers in 1997.

NOTE 10--CAPITAL STOCK

    COMMON STOCK. The following table sets forth the Company's Common Stock activity for the periods presented:

                                                                            YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1995       1996       1997
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Common Stock Activity:
Balance, beginning of year.............................................     27,800     27,800     27,801
Exercise of stock options..............................................         --          1         30
Shares issued in the American Acquisition..............................         --         --     11,316
Shares issued on conversion of Preferred Stock.........................         --         --        941
                                                                         ---------  ---------  ---------
Balance, end of year...................................................     27,800     27,801     40,088
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    PREFERRED STOCK. In October 1997, in connection with the American Acquisition, the Company issued 800,000 depositary shares representing a 1/200 interest in a share of $450 Cumulative Convertible Preferred Stock ("Preferred Stock") to the holders of American preferred stock. In December 1997, in connection with the Company's redemption offer for the Preferred Stock at $26.35 per depositary share, holders of 783,675 depositary shares elected to convert into 940,649 shares of Common Stock and $3.9 million of cash. The remaining depositary shares were redeemed on December 31, 1997 for an aggregate cash payment of $.4 million.

    WARRANTS. At December 31, 1997, the Company had outstanding warrants to purchase 1.6 million shares of Common Stock, all of which are currently exercisable, issued in connection with the American Acquisition for the outstanding warrants of American. The associated exercise prices range from $17.47 to $23.06 per share.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 11--SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

    In October 1997, LDNG issued Common Stock, Preferred Stock, warrants and options and cash in connection with the American Acquisition. The accompanying financial statements include the following amounts attributable to the acquired assets and liabilities of American:

                                                                                             AMERICAN
                                                                                            ACQUISITION
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Value allocated to the oil and gas properties of American................................   $   437,920
Other non-cash assets acquired...........................................................         3,176
Working capital acquired.................................................................         3,874
Long-term debt assumed...................................................................      (123,621)
Other liabilities assumed................................................................       (23,606)
Common Stock issued......................................................................      (194,077)
Preferred Stock issued...................................................................       (21,080)
Warrants and options issued..............................................................       (10,263)
                                                                                           -------------
Cash paid, including cash overdrafts assumed.............................................   $    72,323
                                                                                           -------------
                                                                                           -------------

    For the years ended December 31, 1995, 1996 and 1997, the Company paid interest of $18.9 million, $25.3 million and $25.8 million, respectively, net of capitalized interest, and paid income taxes of $3.5 million, $1.4 million and $1.0 million, respectively.

NOTE 12--FINANCIAL INSTRUMENTS

    The following information is provided regarding the estimated fair value of certain on- and off-balance sheet financial instruments employed by the Company as of December 31, 1996 and 1997, and the methods and assumptions used to estimate the fair value of such financial instruments:

                                                        DECEMBER 31, 1996         DECEMBER 31, 1997
                                                     ------------------------  ------------------------
                                                      CARRYING       FAIR       CARRYING       FAIR
                                                       AMOUNT        VALUE       AMOUNT        VALUE
                                                     -----------  -----------  -----------  -----------
                                                                       (IN THOUSANDS)
Fixed-price natural gas energy swaps:
  Sales contracts..................................  $        76  $    19,000  $        76  $    18,000
  Purchase contracts...............................           --        1,000           --        2,000
Fixed-price natural gas collars....................           --        1,000           --           --
Fixed-price natural gas physical delivery contracts
  (1)..............................................        1,864      168,000        1,138      166,000
Natural gas basis swaps............................           --        1,000           --        1,000
Fixed-price crude oil energy swaps.................           --           --           --           --
Bank debt (2)......................................     (245,000)    (245,000)    (265,500)    (265,500)
6 7/8% Senior Notes due 2007 (2)(3)................          n/a          n/a     (198,791)    (199,714)
9 1/4% Senior Subordinated Notes due 2004 (2)......      (98,907)    (106,000)     (99,053)    (108,235)
Interest rate swaps--fixed.........................           --       (1,000)          --       (1,000)
Interest rate swaps--floating......................           --        1,000           --        1,000

------------------------

(1) The Company's fixed-price delivery contracts, which are not financial instruments pursuant to Statement of Financial Accounting Standards No. 107, are presented for informational purposes only. See Note 13--Fixed-Price Contracts.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 12--FINANCIAL INSTRUMENTS (CONTINUED)
(2) Carrying amounts do not include capitalized debt issuance costs. See Note 1--Significant Accounting Policies.

(3) Carrying amount does not include associated deferred hedging loss. See Note 4--Long-Term Debt.

    Cash and cash equivalents, accounts receivable, deposits, accounts payable, revenues payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments or to the criteria used to determine carrying value in the financial statements.

    The "fair value" of the Company's Fixed-Price Contracts as of December 31, 1996 and 1997, was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes covered by each contract to arrive at an estimated future value. This future value was then discounted at 10% per year. Due to the characteristics of the Company's contracts, an established market does not exist to determine a true fair value. Many factors, such as performance, basis and credit risks, have not been considered in the foregoing calculation. See Note 13-- Fixed-Price Contracts. This calculation measures the amount by which such contracts are in- or out-of-the money in relation to market prices at each respective year-end. Since Fixed-Price Contracts are used to hedge natural gas and crude oil prices, any change in contract value is expected to be offset by an opposite change in the value of the Company's reserves hedged by the contracts.

    The fair value of bank debt at December 31, 1996 and 1997 was estimated to approximate the carrying amount. The fair values of the 6 7/8% Senior Notes due 2007 and the 9 1/4% Senior Subordinated Notes due 2004 were determined by applying an estimated credit spread to quoted yields for treasury notes with comparable maturities to the respective debt instrument. The fair value of the Company's interest rate swaps for each of the years presented is based on market quotations as of such dates.

NOTE 13--FIXED-PRICE CONTRACTS

    DESCRIPTION OF CONTRACTS. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1995, 1996 and 1997, Fixed-Price Contracts hedged 84%, 51% and 60%, respectively, of the Company's gas production and 86%, 67% and 33%, respectively, of its oil production. As of December 31, 1997, Fixed-Price Contracts are in place to hedge 310 Bcf of the Company's estimated future gas production and 79 MBbls of its 1998 oil production.

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

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 13--FIXED-PRICE CONTRACTS (CONTINUED)
    The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of December 31, 1997.

                                                                       YEARS ENDING DECEMBER 31,              BALANCE
                                                            ------------------------------------------------  THROUGH
                                                              1998      1999      2000      2001      2002      2017      TOTAL
                                                            --------  --------  --------  --------  --------  --------  ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PRICE DATA)
NATURAL GAS SWAPS:
SALES CONTRACTS
Contract volumes (BBtu)...................................    13,825    15,825     9,830     7,475     6,405    23,433      76,793
Weighted-average fixed price per MMBtu (1)................  $   2.33  $   2.44  $   2.46  $   2.47  $   2.67  $   3.20  $     2.68
Future fixed-price sales..................................  $ 32,243  $ 38,629  $ 24,164  $ 18,446  $ 17,098  $ 74,922  $  205,502
Future net revenues (2)...................................  $    999  $  2,865  $  2,145  $  1,665  $  2,654  $ 19,997  $   30,325

PURCHASE CONTRACTS
Contract volumes (BBtu)...................................    (9,125)  (10,950)       --        --        --        --     (20,075)
Weighted-average fixed price per MMBtu (1)................  $   2.09  $   2.18  $     --  $     --  $     --  $     --  $     2.14
Future fixed-price purchases..............................  $(19,108) $(23,880) $     --  $     --  $     --  $     --  $  (42,988)
Future net revenues (2)...................................  $  1,515  $    867  $     --  $     --  $     --  $     --  $    2,382

NATURAL GAS PHYSICAL DELIVERY CONTRACTS:
Contract volumes (BBtu)...................................    36,060    28,204    26,749    27,300    27,175   106,921     252,409
Weighted-average fixed price per MMBtu (1)................  $   2.64  $   2.84  $   3.04  $   3.19  $   3.35  $   4.30  $     3.55
Future fixed-price sales..................................  $ 95,130  $ 80,125  $ 81,403  $ 86,963  $ 91,170  $460,285  $  895,076
Future net revenues (2)...................................  $ 13,550  $ 16,120  $ 20,856  $ 25,152  $ 29,271  $181,507  $  286,456

TOTAL NATURAL GAS CONTRACTS (3)(4):
Contract volumes (BBtu)...................................    40,760    33,079    36,579    34,775    33,580   130,354     309,127
Weighted-average fixed price per MMBtu (1)................  $   2.66  $   2.87  $   2.89  $   3.03  $   3.22  $   4.11  $     3.42
Future fixed-price sales..................................  $108,265  $ 94,874  $105,567  $105,409  $108,268  $535,207  $1,057,590
Future net revenues (2)...................................  $ 16,064  $ 19,852  $ 23,001  $ 26,817  $ 31,925  $201,504  $  319,163

CRUDE OIL SWAPS:
Contract volumes (MBbls)..................................        79        --        --        --        --        --          79
Weighted-average fixed price per Bbl (1)..................  $  22.20  $     --  $     --  $     --  $     --  $     --  $    22.20
Future fixed-price sales..................................  $  1,754  $     --  $     --  $     --  $     --  $     --  $    1,754
Future net revenues (2)...................................  $    345  $     --  $     --  $     --  $     --  $     --  $      345

------------------------

(1) The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts. See "Market Risk."

(2) Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1997, as adjusted for basis. Future net revenues change as market prices and basis fluctuate. See "Market Risk."

(3) Does not include basis swaps with notional volumes by year, as follows:
    1998--24.5 TBtu; 1999--19.0 TBtu; 2000--21.3 TBtu; 2001--9.4 TBtu; and
    2002--5.5 TBtu.

(4) Does not include 1.4 TBtu of natural gas hedged by fixed-price collars for 1998 with a weighted-average floor price of $2.34 per MMBtu and a weighted-average ceiling price of $2.55 per MMBtu.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 13--FIXED-PRICE CONTRACTS (CONTINUED)
    The estimates of the future net revenues of the Company's Fixed-Price Contracts are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. Such estimates do not necessarily represent the fair market value of the Company's Fixed-Price Contracts or the actual future net revenues that will be received. The forward market prices for natural gas and oil are highly volatile, are dependent upon supply and demand factors in such forward market and may not correspond to the actual market prices at the settlement dates of the Company's Fixed-Price Contracts. Such forward market prices are available in a limited over-the-counter market and are obtained from sources the Company believes to be reliable.

    ACCOUNTING. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Consequently, no amounts are reflected in the Company's balance sheets or income statements related to changes in market value of the contracts. If a Fixed-Price Contract is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original term of the contract. At December 31, 1996 and 1997, the Company had deferred gains from price-risk management activities of $26.2 million and $23.5 million, respectively. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract. See
Note 1--Significant Accounting Policies--Hedging.

    CREDIT RISK. The terms of the Company's Fixed-Price Contracts generally provide for monthly settlements and energy swap contracts provide for the netting of payments. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by any counterparty.

    The Company is a party to two Fixed-Price Contracts, both long-term physical delivery contracts, with independent power producers ("IPPs") which sell electrical power under firm, fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. The Company's Fixed-Price Contracts with such IPPs hedged an aggregate 96 Bcf of natural gas as of December 31, 1997. At December 31, 1997, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for basis and discounted at 10%, was $138 million, or 73% of such net present value attributable to all of the Company's Fixed-Price Contracts. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1995, 1996 and 1997, these contracts contributed $9.6 million, $.9 million and $1.8 million, respectively, to natural gas sales. The ability of these IPPs to perform their obligations to the Company is dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's Fixed-Price Contracts described above, and has further stated that its future financial prospects are dependent on its ability to resolve these obligations, along with other matters.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 13--FIXED-PRICE CONTRACTS (CONTINUED)
    In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the Company's counterparties. Pursuant to the MRA, the power purchase agreements between NIMO and the IPPs would be terminated, restated or amended, in exchange for an aggregate of $3.6 billion in cash, $50 million in notes or cash, 46 million shares of NIMO common stock and certain fixed-price swap contracts. The allocation of the consideration among the IPPs has not been disclosed. The closing of the MRA is conditioned upon, among other things, NIMO and the IPPs negotiating their individual restated and amended contracts, the receipt of all regulatory approvals, the IPPs entering into new third party arrangements which will enable each IPP to restructure its projects on a reasonably satisfactory economic basis, NIMO having completed all necessary financing arrangements and NIMO and the IPPs having received all necessary approvals from their respective boards of directors, shareholders and partners.

    At this time, the Company cannot predict whether the conditions precedent to the closing of the MRA will ultimately be satisfied. Any proceeds received by the Company in consideration for termination of a Fixed-Price Contract would be used to repay indebtedness outstanding under the Bank Credit Facility and would be reflected under current accounting rules in the Company's balance sheet as deferred hedging gains to be amortized into oil and gas revenues over the original life of the underlying contracts. However, the amount of any proceeds to be received by the Company is subject to negotiation with the Company's counterparties and contingent upon the counterparties participating in the closing of the MRA. Negotiations with the Company's counterparties are governed by confidentiality agreements. Cancellation of the contracts would subject a greater portion of the Company's gas production to market prices, which in a low gas price environment could adversely affect the carrying value of the Company's oil and gas properties and could otherwise have an adverse effect on the Company.

    MARKET RISK. The Company's natural gas Fixed-Price Contracts at December 31, 1997 hedge 310 Bcf of proved natural gas reserves at fixed prices. These contract quantities represent 30% of the Company's estimated proved natural gas reserves as of December 31, 1997. If the Company's proved natural gas reserves are produced at rates less than anticipated, Fixed-Price Contract volumes could exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments for any excess volumes at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue. The Company expects future production volumes to be equal to or greater than the volumes provided in its contracts.

    The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1995, 1996 and 1997, the Company received on an Mcf basis approximately 3%, 3% and 1% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. Such results exclude the impact of a temporary loss of correlation which occurred in the first quarter of 1996. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 7%, 4% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1%

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 13--FIXED-PRICE CONTRACTS (CONTINUED) move in price realization for hedged natural gas in 1998 represents a $1.1 million change in gas sales. A 1% change in price realization for hedged oil production in 1998 would be less than $.1 million. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

    MARGINING. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1995, 1996 and 1997, the maximum aggregate amount of margin posted by the Company was $23.4 million, $28.4 million and $28.7 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1997, the Company had issued margin in the form of letters of credit and treasury bills totaling $19.2 million and $4.5 million, respectively. In addition, approximately 27 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

NOTE 14--SUPPLEMENTAL INFORMATION--OIL AND GAS RESERVES (UNAUDITED)

    The following information summarizes the Company's net proved reserves of crude oil and natural gas and the present values thereof for the three years ended December 31, 1995, 1996 and 1997. Reserve estimates for these years have been prepared by the Company's petroleum engineers and reviewed by an independent engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. Future net revenue is estimated by such engineers using oil and gas prices in effect as of the end of each respective year with price escalations permitted only for those properties which have wellhead contracts allowing specific increases. Future operating costs estimated in each study are based on historical operating costs incurred. Reserve quantity estimates are calculated without regard to prices in the Company's Fixed-Price Contracts.

    The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. Such estimates are susceptible to revision in light of subsequent drilling and production history or as a result of changes in economic conditions.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 14--SUPPLEMENTAL INFORMATION--OIL AND GAS RESERVES (UNAUDITED) (CONTINUED) ESTIMATED QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED). The following table sets forth the Company's estimated proved reserves, all of which are located in the United States, for the years ended December 31, 1995, 1996 and 1997:

                                                 1995                    1996                    1997
                                        ----------------------  ----------------------  -----------------------
                                            OIL         GAS         OIL         GAS         OIL         GAS
                                          (MBBLS)     (MMCF)      (MBBLS)     (MMCF)      (MBBLS)      (MMCF)
                                        -----------  ---------  -----------  ---------  -----------  ----------
PROVED RESERVES:
Beginning of year.....................      19,317     574,025      20,360     753,919      23,497      849,199
Acquisition of proved reserves........       1,439     181,867       2,173      62,497      11,679      163,651
Extensions and discoveries............         949      66,382       2,643      76,873       1,271      116,919
Revisions of previous
  estimates (1).......................       1,544      (7,738)        335      19,939         263      (26,345)
Sales of reserves in place............      (1,194)     (9,353)       (165)       (119)     (5,512)      (2,941)
Production............................      (1,695)    (51,264)     (1,849)    (63,910)     (2,089)     (71,731)
                                        -----------  ---------  -----------  ---------  -----------  ----------
End of year...........................      20,360     753,919      23,497     849,199      29,109    1,028,752
                                        -----------  ---------  -----------  ---------  -----------  ----------
                                        -----------  ---------  -----------  ---------  -----------  ----------

PROVED DEVELOPED RESERVES:
Beginning of year.....................      13,089     433,306      14,839     630,604      17,894      709,712
                                        -----------  ---------  -----------  ---------  -----------  ----------
                                        -----------  ---------  -----------  ---------  -----------  ----------
End of year...........................      14,839     630,604      17,894     709,712      24,321      899,196
                                        -----------  ---------  -----------  ---------  -----------  ----------
                                        -----------  ---------  -----------  ---------  -----------  ----------

------------------------

(1) Revisions for 1996 and 1997 are primarily the result of significant movements in year-end natural gas prices between the periods presented.

    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED). The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interests in proved oil and gas reserves. The future net cash inflows were developed as follows:

(1) Estimates were made of quantities of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

(2) The estimated cash flows from future production of proved reserves were prepared on the basis of prices received at December 31, 1995, 1996 and 1997, as adjusted for the effects of the Company's existing Fixed-Price Contracts, as follows: 1995--$17.80 per Bbl, $2.60 per Mcf; 1996--$24.66 per Bbl, $3.55 per Mcf; and 1997--$16.77 per Bbl, $2.73 per Mcf.

(3) The resulting future gross revenue streams were reduced by estimated future costs to develop and to produce the proved reserves, based on year-end estimates.

(4) Future income taxes were computed by applying the appropriate statutory tax rates to the future pretax net cash flows less the current tax basis of the properties involved and related carryforwards, giving effect to permanent differences and tax credits.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 14--SUPPLEMENTAL INFORMATION--OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)
(5) The resulting future net revenue streams were reduced to present value amounts by applying a 10% discount factor.

                                                                   DECEMBER 31,
                                                     -----------------------------------------
                                                         1995          1996           1997
                                                     ------------  -------------  ------------
                                                                  (IN THOUSANDS)
Future cash inflows................................  $  2,325,573  $   3,596,493  $  3,291,773
Future production costs............................      (686,476)    (1,053,989)     (985,639)
Future development costs...........................      (107,596)      (125,074)     (136,217)
Future income taxes................................      (377,771)      (704,818)     (438,183)
                                                     ------------  -------------  ------------
                                                        1,153,730      1,712,612     1,731,734
Discount at 10% per year...........................      (590,433)      (909,168)     (774,993)
                                                     ------------  -------------  ------------
Standardized measure of discounted future net cash
  flows (1)........................................  $    563,297  $     803,444  $    956,741
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------
SEC PV10% including Fixed-Price
  Contracts (2)....................................  $    737,512  $   1,117,734  $  1,135,970
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------
SEC PV10% excluding Fixed-Price
  Contracts (2)....................................  $    524,354  $   1,303,709  $  1,002,649
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------

------------------------

(1) The standardized measure of discounted future net cash flows excluding the effect of the Company's Fixed-Price Contracts was $431.0 million, $922.6 million and $873.5 million as of December 31, 1995, 1996 and 1997, respectively.

(2) The SEC PV10% amounts give no effect to federal or state income taxes attributable to estimated future net revenues.

    The standardized measure information in the preceding table was derived from estimates of the Company's proved oil and gas reserves contained in studies prepared by petroleum engineers. Neither the standardized measure calculation, prepared pursuant to the provisions of Statement of Financial Accounting Standards No. 69, nor the SEC PV10% amounts, purport to represent the fair market value of the Company's oil and gas reserves. The foregoing information is presented for comparative purposes as of the Company's year-end and is not intended to reflect any changes in value which may result from future price fluctuations.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 14--SUPPLEMENTAL INFORMATION--OIL AND GAS RESERVES (UNAUDITED) (CONTINUED) CHANGES RELATING TO THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS (UNAUDITED). The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's oil and gas reserves for the years ended December 31, 1995, 1996 and 1997, were as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1995         1996         1997
                                                                   -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Balance, beginning of year.......................................  $   476,821  $   563,297  $   803,444
Acquisitions of proved reserves..................................      116,229      116,263      212,428
Extensions and discoveries, net of future development costs......       52,823      147,817      118,849
Revisions of previous quantity estimates.........................        1,623       26,431      (22,766)
Oil and gas sales, net of production costs.......................     (128,014)    (140,943)    (172,847)
Sales of reserves in place.......................................       (7,953)        (614)     (35,896)
Net changes in sales prices and production costs.................       48,242      140,205     (177,843)
Development costs incurred and changes in estimated future
  development costs..............................................       30,279       13,099       27,804
Net change in income taxes.......................................      (35,031)    (140,076)     135,061
Accretion of discount............................................       61,600       73,751      111,773
Changes in timing of production and other........................      (53,322)       4,214      (43,266)
                                                                   -----------  -----------  -----------
Balance, end of year.............................................  $   563,297  $   803,444  $   956,741
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

NOTE 15--QUARTERLY RESULTS (UNAUDITED)

                                                    1996                                        1997
                                 ------------------------------------------  -------------------------------------------
                                   FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD      FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues (1)...................  $  39,850  $  45,816  $  48,988  $  54,851  $  61,062  $  44,940  $  46,793  $   80,122
Operating profit (loss) (2)....     14,570     17,376     20,395     22,392     23,739     17,193     17,757     (44,545)
Net income (loss) (2)..........      2,252      4,534      6,510      7,806     14,035      4,205      4,402     (38,704)
Net income (loss) per share
  --basic and diluted (3)......        .08        .16        .23        .28        .50        .15        .16       (1.03)

------------------------

(1) Revenue increases in the second quarter of 1996 and the fourth quarter of 1997 are largely attributable to acquisitions of proved properties. Revenue increases in the fourth quarter of 1996, the first quarter of 1997 and the fourth quarter of 1997 were also favorably impacted by higher oil and gas prices.

(2) The operating loss and the net loss in the fourth quarter of 1997 were attributable to a $75.2 million impairment charge. See Note 1--Significant Accounting Policies.

(3) In December 1997, the Company adopted SFAS 128; such adoption did not result in a revision to earnings per share amounts previously reported.

                        LOUIS DREYFUS NATURAL GAS CORP.
          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             BALANCE AT                                        BALANCE AT
                                                            BEGINNING OF                                         END OF
                                                               PERIOD       ADDITIONS (1)    DEDUCTIONS (2)      PERIOD
                                                            -------------  ---------------  -----------------  -----------
DESCRIPTION:
December 31, 1997:
Allowance for doubtful accounts--Joint interest and other
  receivables.............................................    $   1,086       $      49         $      --       $   1,135
                                                                 ------             ---               ---      -----------
                                                                 ------             ---               ---      -----------
December 31, 1996:
Allowance for doubtful accounts--Joint interest and other
  receivables.............................................    $   1,086       $      25         $      25       $   1,086
                                                                 ------             ---               ---      -----------
                                                                 ------             ---               ---      -----------
December 31, 1995:
Allowance for doubtful accounts--Joint interest and other
  receivables.............................................    $   1,022       $     100         $      36       $   1,086
                                                                 ------             ---               ---      -----------
                                                                 ------             ---               ---      -----------

------------------------

(1) Additions relate to provisions for doubtful accounts charged to general and administrative expense.

(2) Deductions relate to the write-off of accounts receivable deemed uncollectible.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------
      2.1  Agreement and Plan of Reorganization dated as of June 24, 1997, as amended, between Louis Dreyfus
           Natural Gas Corp. and American Exploration Company (incorporated herein by reference to Annex A to
           Louis Dreyfus Natural Gas Corp.'s Joint Proxy Statement/Prospectus filed with the Securities and
           Exchange Commission on September 12, 1997 pursuant to Rule 424(b)(3) relating to Louis Dreyfus
           Natural Gas Corp.'s Registration Statement on Form S-4, Registration No. 333-34849).

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

      4.1  Indenture agreement dated as of June 15, 1994 for $100,000,000 of 9 1/4% Senior Subordinated Notes
           due 2004 between Louis Dreyfus Natural Gas Corp., as Issuer, and Bank of Montreal Trust Company,
           as Trustee (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the
           quarter ended September 30, 1994).

      4.2  Indenture agreement dated as of December 11, 1997 for $200,000,000 of 6 7/8% Senior Notes due 2007
           between Louis Dreyfus Natural Gas Corp. and LaSalle National Bank as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4, Registration No.
           333-45773).

     10.1  Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective February
           1997 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

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

     10.6  Credit Agreement dated as of October 14, 1997, among Louis Dreyfus Natural Gas Corp., as Borrower,
           Bank of Montreal, as Administrative Agent, Chase Manhattan Bank, as Syndication Agent, NationsBank
           of Texas, N.A., as Documentation Agent, and certain other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated October 14, 1997).

     10.7  Swap Agreement dated November 1, 1993 between the Registrant and Louis Dreyfus Energy Corp.
           (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement on Form
           S-1, Registration No. 33-69102).

     10.8  Memorandum of Agreement for a natural gas swap dated September 16, 1994, between Louis Dreyfus
           Natural Gas Corp. and Louis Dreyfus Energy Corp. (incorporated by reference to Exhibit 10.3 of the
           Registrant's Form 10-Q for the quarter ended September 30, 1994).

     10.9  Louis Dreyfus Deferred Compensation Stock Equivalent Plan (incorporated by reference to Exhibit
           10.18 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

    10.10  Memorandum of Agreement, effective January 10, 1996, for the cancellation of a natural gas swap between the Registrant and Louis Dreyfus Energy Corp. (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31, 1995).

    10.11  Amendment to Option Agreement of Simon B. Rich, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

    10.12  Form of Amendment to Outstanding Option Agreements of Employees (incorporated by reference to
           Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

    10.13  Form of Amendment to Outstanding Option Agreements of Non-Employee Directors (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31,
           1996).

    10.14  Employment Agreement, dated as of June 24, 1997, between Louis Dreyfus Natural Gas Corp. and Mark
           Andrews (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 24, 1997, of American
           Exploration Company).

     21.1  List of subsidiaries of the Registrant.

     23.1  Consent of Independent Auditors.

     24.1  Powers of Attorney.

     27.1  Financial Data Schedule.