Form 10-Q
period 1998-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1998-05-15
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1998

                                   or

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
                                                   -----   -----
40,109,758 shares of common stock, $.01 par value, issued and outstanding at May 14, 1998.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1997 and March 31, 1998 . . . . . . . . . . . . . . . .   3
Consolidated Statements of Operations:
  Three months ended March 31, 1997 and 1998. . . . . . . . . . . . . .  5
Consolidated Statements of Cash Flows:
  Three months ended March 31, 1997 and 1998. . . . . . . . . . . . . .  6
Condensed Notes to Consolidated Financial Statements. . . . . . . . . .  7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . 12

PART  II.   OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . 23

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                     December 31,   March 31,
                                                         1997         1998
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .   $     5,538  $     5,543
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .        46,192       37,705
 Costs reimbursable by insurance . . . . . . . . .        22,406       21,349
     Joint interest and other. . . . . . . . . . .        14,311       15,944
Deposits . . . . . . . . . . . . . . . . . . . . .         4,467        3,002
Inventory and other. . . . . . . . . . . . . . . .         9,883        7,665

                                                     -----------  -----------
 Total current assets. . . . . . . . . . . . . . .       102,797       91,208
                                                     -----------  -----------


PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .     1,404,784    1,458,794
Less accumulated depreciation, depletion
 and amortization  . . . . . . . . . . . . . . . .      (305,769)    (337,078)
                                                     -----------  -----------
                                                       1,099,015    1,121,716
                                                     -----------  -----------
OTHER ASSETS, net. . . . . . . . . . . . . . . . .         9,142        8,896
                                                     ===========  ===========
                                                     $ 1,210,954  $ 1,221,820
                                                     ===========  ===========


                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                     December 31,   March 31,
                                                         1997         1998
                                                     -----------  -----------
                                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .   $    61,197  $    43,230
Accrued liabilities. . . . . . . . . . . . . . . .        22,258       23,662
Revenues payable . . . . . . . . . . . . . . . . .        16,111       14,232
                                                     -----------  -----------
 Total current liabilities . . . . . . . . . . . .        99,566       81,124
                                                     -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .       563,344      597,911
                                                     -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .        17,387       16,951
Deferred gains from price-risk
 management activities . . . . . . . . . . . . . .        23,453       23,231
Deferred income taxes. . . . . . . . . . . . . . .        21,896       20,369
Other. . . . . . . . . . . . . . . . . . . . . . .        16,104       14,850
                                                     -----------  -----------
                                                          78,840       75,401
                                                     -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .            --           --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 40,088,258 and 40,104,008 shares, respectively . .          401          401
Additional paid-in capital . . . . . . . . . . . .       418,751      418,974
Retained earnings. . . . . . . . . . . . . . . . .        50,052       48,009
                                                     -----------  -----------
                                                         469,204      467,384
                                                     -----------  -----------
                                                     $ 1,210,954  $ 1,221,820
                                                     =========== ============


          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                             1997       1998
                                                           --------  --------
REVENUES
Oil and gas sales . . . . . . . . . . . . . . . . . . .    $ 51,766  $ 67,914
Other income. . . . . . . . . . . . . . . . . . . . . .       9,296     1,682
                                                           --------  --------
                                                             61,062    69,596
                                                           --------  --------
EXPENSES
Operating costs . . . . . . . . . . . . . . . . . . . .      11,290    17,021
General and administrative. . . . . . . . . . . . . . .       3,992     6,203
Exploration costs . . . . . . . . . . . . . . . . . . .       2,165     7,580
Depreciation, depletion and amortization. . . . . . . .      15,753    32,041
Interest. . . . . . . . . . . . . . . . . . . . . . . .       6,269    10,046
                                                           --------  --------
                                                             39,469    72,891
                                                           --------  --------
Income (loss) before income taxes . . . . . . . . . . .      21,593    (3,295)
Income taxes. . . . . . . . . . . . . . . . . . . . . .       7,558    (1,252)
                                                           --------  --------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . .    $ 14,035  $ (2,043)
                                                           ========  ========


Net income (loss) per share - basic and diluted . . . .    $    .50  $   (.05)
                                                           ========  ========
Weighted average diluted common shares outstanding. . .      27,880    40,099
                                                           ========  ========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                                1997       1998
                                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 14,035  $ (2,043)
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . .         15,753    32,041
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          6,975    (1,527)
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,165     7,580
 Gain on sale of property . . . . . . . . . . . . . . . . . . . . . . .         (8,572)      (63)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             59       157
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          8,884     7,911
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,167     1,465
 Inventory and other. . . . . . . . . . . . . . . . . . . . . . . . . .           (558)    2,218
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,526)  (17,967)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          1,444     1,404
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,774    (1,879)
                                                                              --------  --------
                                                                                29,600    29,297
                                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . .        (27,770)  (58,622)
Acquisition of oil and gas properties . . . . . . . . . . . . . . . . .         (6,996)   (3,551)
Additions to other property and equipment . . . . . . . . . . . . . . .           (171)     (721)
Proceeds from sale of property and equipment. . . . . . . . . . . . . .         26,388        88
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . .            (61)     (173)
                                                                              --------  --------
                                                                                (8,610)  (62,979)
                                                                              --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . .         61,075   155,075
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . .        (75,575) (120,575)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . .             10       223
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . .           (395)     (436)
Change in gains from price-risk management activities . . . . . . . . .           (921)     (222)
Change in other long-term liabilities . . . . . . . . . . . . . . . . .         (2,832)     (378)
                                                                              --------  --------
                                                                               (18,638)   33,687
                                                                              --------  --------

Change in cash and cash equivalents . . . . . . . . . . . . . . . . . .          2,352         5
Cash and cash equivalents, beginning of period. . . . . . . . . . . . .          7,749     5,538
                                                                              --------  --------

Cash and cash equivalents, end of period. . . . . . . . . . . . . . . .       $ 10,101  $  5,543
                                                                              ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . .       $  3,636  $  4,393
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        --
                                                                              --------  --------
                                                                              $  3,636  $  4,393
                                                                              ======== =========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 1998

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation.
Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- EARNINGS PER SHARE

  In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share and requires the restatement of all prior periods to conform with the new calculation method. The calculation of basic earnings per share for the three months ended March 31, 1997 pursuant to SFAS 128 did not result in a revision to the amount previously reported. Weighted average common shares outstanding used in the calculation of basic earnings per share for the three months ended March 31, 1997 and 1998 (in thousands) were 27,801 and 40,099, respectively. Weighted average diluted common shares outstanding for the first quarter of 1997 includes the effect of dilutive stock options. Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of potentially dilutive securities of the Company.

NOTE 3 -- COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on January 1, 1998, which is effective for fiscal years beginning after December 15, 1997. The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Also, reclassification of financial statements for all prior periods is required for comparative purposes. For the three-month periods ended March 31, 1997 and 1998, the provisions of SFAS 130 were immaterial.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 1998

NOTE 4 -- ACQUISITION OF AMERICAN EXPLORATION COMPANY

  In October 1997, the Company acquired 100% of the outstanding common stock of American Exploration Company ("American"), a Houston-based, publicly-held independent energy company with exploration and development activities focused primarily in South Texas, the Texas State Waters, the Cotton Valley Reef Trend in East Texas and the Smackover Trend in Arkansas (the "American Acquisition"). The acquisition consideration paid consisted of approximately
11.3 million shares of LDNG Common Stock valued at $17.15 per share and $47.2 million of cash. In addition, LDNG assumed $116 million of American long-term debt, $20 million liquidation value of American preferred stock, and warrants and options valued at $10.3 million. The acquisition consisted of 217 Bcfe of proved reserves, approximately 3,500 producing wells, 1.0 million gross acres of developed leasehold, 2.0 million gross acres of undeveloped leasehold and other assets and liabilities. The purchase method was used to account for this acquisition.

NOTE 5 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 27, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid under the note and also seeking a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. The complaint also seeks subordination of the Company's claim. The court denied the Company's motion to dismiss the complaint. The Company considers the allegations in the complaint to be without merit and will vigorously defend against this action. Collection of unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of March 31, 1998. The Company will recognize income as any payments are received.

  In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property obtained in the American

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 1998

Acquisition, to market levels from October 1, 1993 forward. KNGSS alleges that it has overpaid American and seeks a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for summary judgment was filed by American in July 1996 and was argued before the court in February 1997. The Company assumed responsibility for this lawsuit in connection with the American Acquisition. In February 1998, the court ruled in favor of the Company's motion. KNGSS subsequently filed an appeal which has not been heard.
Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

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

  Insurance Recovery. On April 1, 1997, a blowout and fire occurred during the drilling of a horizontal development well at East Cameron Block 328 located in federal waters offshore Louisiana (later acquired by the Company in the American Acquisition). The upper structure of the platform was severely damaged, requiring its dismantlement. The Company completed the construction of the new production deck and restored production from the platform in April of 1998. The platform is currently producing 2,100 barrels and 7.7 MMcf per day net to the Company's interest.

  The Company carries various types of insurance relating to the blowout and as of March 31, 1998, had recognized a liability of approximately $2.1 million for certain estimated costs that may not be recoverable through insurance. At this stage of the Company's insurance claim, it is not possible to quantify what other amounts, if any, will not be recoverable from insurance or legally responsible third parties. If the Company is unable to recover a significant portion of its costs from insurance or other third parties, the additional costs to be incurred could result in the recognition of an impairment charge. The MMS, which has jurisdiction over operations in federal waters, is required by regulation to investigate this type of incident and to make a public report. To date, the MMS has not issued any report regarding the blowout.

  As of March 31, 1998, costs incurred for the recovery effort at East Cameron Block 328 totaled approximately $44.4 million, $23.1 million of which has been

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 1998

reimbursed by insurance companies. The balance of $21.3 million is reflected as a receivable in the accompanying consolidated balance sheet.

  Fixed-Price Contracts. Two fixed-price contracts which hedge an aggregate 93 Bcf of natural gas as of March 31, 1998 are with independent power producers ("IPPs") which sell electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of March 31, 1998, the net present value of the differential between the fixed prices provided by these contracts and forward market prices, as adjusted for estimated basis and discounted at 10%, was approximately $124 million. This premium in the fixed prices is not reflected in the Company's financial statements until realized. For the years ended December 31, 1995, 1996 and 1997, these contracts contributed $9.6 million, $.9 million and $1.8 million, respectively, to natural gas sales. The ability of these IPPs to perform their obligations to the Company is dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the IPPs that are counterparties to the Company's fixed-price contracts described above, and has further stated that its future financial prospects are dependent on its ability to resolve these obligations, along with other matters.

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

  In connection with the MRA, the Company agreed to terminate one of the fixed-price contracts which supplies 4 Bcf of natural gas annually to one of the IPPs. The gas price provided in the contract is currently $2.89 per MMBtu and escalates to $6.64 per MMBtu by the end of the contract's term in 2006. The termination agreement is subject to the IPP's participation in the closing of the MRA with NIMO. The terms of the termination agreement are subject to a confidentiality agreement but the termination will result in the monetization of the contract and will not have a material adverse effect on the operating results of the Company.

  NIMO announced that as of May 7, the date by which each of the IPPs had to

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 1998

either satisfy or waive third-party conditions, only one of the IPPs had withdrawn from the MRA and announced that the closing date of the MRA is June 30, subject to certain conditions, including the successful financing of the MRA and NIMO common stockholder approval of the issuance of common stock to the IPPs. The Company sells 6 Bcf of natural gas annually to the IPP which withdrew from the MRA. Accordingly, the Company will continue to deliver natural gas pursuant to the terms of the gas supply contract which expires in 2007.

  At this time, the Company cannot predict whether the conditions precedent to the closing of the MRA will ultimately be satisfied. Any proceeds received by the Company in consideration for termination of a fixed-price contract would be used to repay indebtedness outstanding under the bank credit facility and would be reflected under current accounting rules in the Company's balance sheet as a deferred hedging gain to be amortized into oil and gas revenues over the original life of the underlying contract. Cancellation of a contract would subject a greater portion of the Company's gas production to market prices, which in a low gas price environment could adversely affect the carrying value of the Company's oil and gas properties and could otherwise have an adverse effect on the Company if the consideration received for cancellation was less than the contract fair value.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. Over the five-year period ended December 31, 1997, this strategy has resulted in a 220% increase in proved reserves to 1.2 Tcfe. In addition, production levels have increased 194% to 84 Bcfe and cash flows from operating activities have increased 483% to $129.8 million. Excluding a one-time impairment charge recognized in connection with the American Acquisition, the Company also realized record results of operations for 1997.

  The majority of the Company's growth has come from proved reserve acquisitions geographically concentrated in its core areas: the Sonora area of West Texas; the Mid-Continent area of Oklahoma, Kansas and the Panhandle of Texas; the Western area of West Texas and Southeast New Mexico; the Gulf Coast area of South Texas; the Offshore area in the Gulf of Mexico; and the Arklatex area of East Texas, Southwest Arkansas and Northern Louisiana (collectively "Core Areas"), where the Company has significant expertise and where the Company benefits from operational synergies. During this five-year period, the Company made proved reserve acquisitions aggregating 853 Bcfe, purchased for a total consideration of $729.3 million, or $.86 per Mcfe. Of particular significance was the American Acquisition which was completed in October 1997. See related discussion under Note 4 of the Condensed Notes to Consolidated Financial Statements, "Merger with American Exploration Company", appearing elsewhere in this document.

  The Company's drilling program over this five-year period resulted in the drilling of 1,159 gross (721 net wells), with an overall drilling success rate of 94%, adding 362 Bcfe of reserves (including revisions of previous estimates) to its proved reserve base. The year ended December 31, 1997 marked the fourth consecutive year that the Company replaced its production by both its acquisition and drilling programs. Total finding and development costs (total costs incurred to acquire, explore and develop oil and gas properties divided by the increase in proved reserves through acquisitions of proved properties, extensions and discoveries, and revisions of previous estimates) over this five-year period averaged $1.03 per Mcfe. The Company has increasingly emphasized exploration as an integral component of its business strategy and in connection therewith, has incurred substantial up-front costs, including significant acreage positions, seismic costs and other geological and geophysical costs. During 1997, the Company invested $128 million in connection with exploration activities, including $98 million allocated to the unproved acreage position obtained in the American Acquisition. This significant commitment has had the impact of increasing finding costs in the near term, but is expected to result in future reserve additions at more favorable rates.

  The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

swaps and option agreements (collectively "Fixed-Price Contracts"). As of March 31, 1998, the Company's Fixed-Price Contracts hedged 303 Bcfe of future production at escalating fixed prices, representing 25% of its estimated proved reserves. These fixed prices are presently significantly higher than the forward market prices for natural gas. Over the past few years, competition in Fixed-Price Contracts has increased, opportunities for attractive Fixed-Price Contracts have diminished and spot prices for natural gas are higher than nearby forward market prices. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to a reluctance to sell into the prevailing forward market where prices trend down or are essentially flat over the next several years. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending upon market conditions, capital investment considerations and other factors. See "Fixed-Price Contracts".

  Forward-Looking Statements. All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions and other information currently available to management. Such Forward-Looking Statements include, among others, statements regarding the Company's future drilling plans and objectives and related exploration and development budgets and number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of and exploration for oil and gas reserves. These risks include, but are not limited to, commodity price risks, counterparty risks, drilling risks, reserves, operations or production risks. Certain of these risks are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Moreover, the Company may make material acquisitions and modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts or entering into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

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

SELECTED OPERATING DATA
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1997        1998
                                                                            --------    --------
Oil and Gas Sales: (M$)
Wellhead oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  9,517    $ 11,485
Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . . .       (109)        496
                                                                            --------    --------
Total oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  9,408    $ 11,981
                                                                            ========    ========
Wellhead natural gas sales. . . . . . . . . . . . . . . . . . . . . . . .   $ 46,596    $ 52,335
Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . . .     (4,238)      3,598
                                                                            --------    --------
Total natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .   $ 42,358    $ 55,933
                                                                            ========    ========
PRODUCTION:
Oil production (MBbls). . . . . . . . . . . . . . . . . . . . . . . . . .        423         825
Natural gas production (MMcf) . . . . . . . . . . . . . . . . . . . . . .     15,476      24,954
Net equivalent production (MMcfe) . . . . . . . . . . . . . . . . . . . .     18,012      29,903

Oil production hedged by Fixed-Price Contracts (MBbls). . . . . . . . . .        180          79
Gas production hedged by Fixed-Price Contracts (BBtu) . . . . . . . . . .      8,809      11,330
AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  22.52    $  13.93
  Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . .       (.26)        .60
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  22.26    $  14.53
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $  22.32    $  22.20
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        99%         92%
Natural gas (per Mcf):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3.01    $   2.10
  Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . .       (.27)        .14
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2.74    $   2.24
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $   2.50    $   2.62
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .       102%         92%
Equivalent price (per Mcfe) . . . . . . . . . . . . . . . . . . . . . . .   $   2.87    $   2.27
EXPENSES: (per Mcfe)
Operating costs:
  Lease operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .47    $    .45
  Production taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        .16         .12
General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        .22         .21
Depreciation, depletion and amortization - oil and gas. . . . . . . . . .        .81        1.03
(1)  -  Represents the hedging results from the Company's Fixed-Price Contracts.  See
        "Fixed-Price Contracts."
(2)  -  Represents the net effective price realized for the Company's hedged production (after consideration for basis results and amortization of deferred hedging gains and losses) as a percentage of the fixed prices in the Company's Fixed-Price Contracts.  See
        "Fixed-Price Contracts."

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997
  Net Income (Loss) and Cash Flows from Operating Activities. For the quarter ended March 31, 1998, the Company realized a net loss of $2.0 million, or $0.05 per share, on total revenue of $69.6 million. This compares with net income of $14.0 million, or $.50 per share, on total revenue of $61.1 million for the first quarter of 1997. Cash flows from operating activities (before working capital changes) for the first quarter of 1998 were $36.1 million compared to $30.4 million reported for the first quarter of 1997, an increase of 19%. The decrease in first quarter 1998 earnings was primarily the result of lower oil and gas prices, a higher depletion rate per Mcfe and higher geological and geophysical expenditures made during the first quarter of 1998. In addition, net income for the first quarter of 1997 included a $5.5 million after-tax gain on the sale of a West Texas waterflood property. The increase in cash flows provided by operating activities (before working capital changes) was primarily driven by significant production growth as described below. Cash flows provided by operating activities after consideration of the net change in working capital decreased to $29.3 million from the $29.6 million reported for the first quarter of 1997, primarily due to a decrease in accounts payable.

  Production. The Company produced 29.9 Bcfe for the first quarter of 1998 compared to 18.0 Bcfe for the prior-year first quarter, an increase of 66%. Gas production increased to 25.0 Bcf compared to 15.5 Bcf for the first quarter of 1997, an increase of 61%. Oil production for the first quarter of 1998 increased 95% to 825 MBbls compared to 423 MBbls for the prior-year first quarter. These increases are primarily attributable to the American Acquisition and the results of the Company's exploration and development drilling activities.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.27 per Mcfe for the quarter ended March 31, 1998, a decrease of 21% from the $2.87 received for the first quarter of 1997. The Company's gas production yielded an average price of $2.24 per Mcf, a decrease of 18% compared to $2.74 per Mcf for the prior-year first quarter. The Company's average gas price for the 1998 first quarter was enhanced $.14 per Mcf as a result of the Company's hedging activities. The average gas price for the first quarter of 1997 was reduced $.27 as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first quarter of 1998 was $14.53 per Bbl compared to $22.26 per Bbl for the prior-year first quarter. The 1998 first quarter average oil price was enhanced $.60 per Bbl as a result of the Company's hedging activities. Fixed-Price contracts in effect during the first quarter of 1997 decreased the average oil price by $.26 per Bbl.

  The combination of higher gas production and lower gas prices increased gas sales to $55.9 million for the first quarter of 1998 compared to $42.4 million for the first quarter of 1997. The net effect of higher oil production and lower oil prices increased oil sales to $12.0 million compared to $9.4 million

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

reported for the prior-year quarter. The aggregate impact of the Company's oil and gas hedging activities was to increase oil and gas sales by $4.1 million for the quarter ended March 31, 1998 and to decrease oil and gas sales by $4.3 million for the quarter ended March 31, 1997. See "Fixed-Price Contracts."

  Other Income. Other income for the first quarter of 1998 was $1.7 million compared to $9.3 million for the first quarter of 1997. The 1997 amount included a net gain of $8.5 million realized upon the sale of a non-core West Texas waterflood property.

  Operating Costs. Operating costs for the first quarter of 1998 were comprised of $13.4 million of lease operating expenses and $3.6 million of production taxes. This compares to $8.4 million of lease operating expenses and $2.9 million of production taxes for the first quarter of 1997. These increases are principally attributable to producing properties acquired and wells drilled during the previous twelve months. Lease operating expenses on a natural gas equivalent unit of production basis improved to $.45 per Mcfe compared to $.47 for the three months ended March 31, 1997.

  General and Administrative Expense. General and administrative expense ("G&A") for the first quarter of 1998 was $6.2 million, an increase of 55% from the prior-year first quarter amount of $4.0 million. This increase is primarily attributable to increases in personnel and related costs as a result of the American Acquisition. On a natural gas equivalent unit of production basis, G&A decreased 5% to $.21 per Mcfe for the 1998 first quarter compared to $.22 for the first quarter of 1997.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $7.6 million for the quarter ended March 31, 1998, compared to $2.2 million for the first quarter of 1997. The 1998 amount consists of $4.1 million of seismic acquisition and other geological and geophysical costs and $3.5 million of dry hole costs. The 1997 amount consists of $.7 million of seismic acquisition costs, $1.0 million of dry hole costs and $.5 million of leasehold costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the first quarter of 1998 was $32.0 million compared to $15.8 million for the prior-year first quarter. This increase in DD&A is attributable to higher production levels and an increase in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $1.03 for the 1998 first quarter compared to $.81 for the first quarter of 1997. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves using the purchase method of accounting.

  Interest Expense. Interest expense for the first quarter of 1998 was $10.0 million compared to $6.3 million for the first quarter of 1997. This increase is primarily attributable to a higher level of outstanding indebtedness for

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

the 1998 first quarter as a result of the American Acquisition. On a natural gas equivalent unit of production basis, interest costs improved to $.34 per Mcfe compared to $.35 per Mcfe for the first quarter of 1997. The net impact of interest rate swaps in effect for the first quarter of 1998 and 1997 was not material. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first quarter of 1998, the Company recorded a tax benefit of $1.3 million on a pre-tax loss of $3.3 million, an effective rate of 38%. This compares to an income tax provision of $7.6 million provided on pre-tax income of $21.6 million, an effective rate of 35%, for the first quarter of 1997. The effective rate for the first quarter of 1997 was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the quarters ended March 31, 1997 and 1998, the Company expended $34.8 million and $61.1 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flows invested by the Company during the three-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the quarters ended March 31, 1997 and 1998 were $30.4 million and $36.1 million, representing 87% and 59%, respectively, of the oil and gas property investments made for each quarter. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in lower cash flows from operating activities, which could, in turn, impact the amount of capital invested by the Company. See "Fixed-Price Contracts."

  The Company received net proceeds of $26.2 million in connection with the January 1997 sale of a non-core West Texas waterflood property. The proceeds were applied initially to outstanding indebtedness. As a result, cash flows from financing activities for the first quarter of 1997 reflected a net application of cash of $18.6 million, compared to a $33.7 source of cash for the first quarter of 1998. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities.

  The Company's EBITDAX increased from $45.8 million in the first quarter of 1997 to $46.4 million in the first quarter of 1998. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments and exploration costs. Increases in EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. LNDG believes that EBITDAX

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

  Credit Facility. In October 1997, in connection with the American Acquisition, the Company replaced its $300 million borrowing base credit facility with a new $550 million revolving credit facility (the "Credit Facility"). Upon the issuance of senior notes in December 1997, the Company reduced the aggregate commitment under the Credit Facility to $450 million (the "Commitment"). The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. Letters of credit are limited to $75 million of such availability. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. The Company has relied upon the Credit Facility and the predecessor bank facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. As of March 31, 1998, the Company had $300.0 million of principal and $5.0 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At March 31, 1998, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At March 31, 1998, the effective interest rate for borrowings under the Credit Facility was 6.2%, including the effect of interest rate swaps. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  6 7/8% Senior Notes due 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6 7/8% Senior Notes due 2007. Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and the Company's ability to enter into

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

sale and leaseback transactions.

  9 1/4% Subordinated Notes due 2004. In June 1994, the Company issued $100 million principal amount, $98.5 million net of discount, of 9 1/4% Senior Subordinated Notes due 2004 (the "Subordinated Notes"). Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the Subordinated Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

  Other.   The Company has certain other unsecured lines of credit available to it which aggregated $42.8 million as of March 31, 1998. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. As of March 31, 1998, the Company had $15.3 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1998, and to meet the Company's margin requirements under its Fixed-Price Contracts.
See "Commitments and Capital Expenditures" and "Fixed-Price Contracts -- Margining." At March 31, 1998, the Company had working capital of $10.1 million and a current ratio of 1.1 to 1. Total long-term debt outstanding at March 31, 1998 was $597.9 million. The Company's long-term debt as a percentage of its total capitalization was 56%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase oil and gas production and reserves through acquisition, development and exploration activities. For the quarter ended March 31, 1998, the Company expended $61.1 million in connection with this strategy, including $42.7 million for development activities, $15.9 million for exploration activities, the majority of which was leasehold and seismic costs, and $2.5 million for proved reserve acquisitions. This expenditure level resulted in the drilling of 86 development wells and 14 exploratory wells. Of these wells, 76 development wells and 9 exploratory wells were successfully completed as producers, for a completion success rate of 88% and 64%, respectively (an overall success rate of 85%). For the balance of 1998, the Company currently plans to spend approximately $141 million in connection with its drilling program focused principally in its Core Areas. Such planned expenditure levels include approximately $62 million of additional exploratory drilling, leasehold and seismic costs. Actual levels of development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. For the year, the Company plans to drill approximately 400 wells, including 340 development wells and 60 exploratory wells.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  The Company continues to actively search for attractive proved reserve acquisitions but is not able to predict the timing or amount of capital expenditure which may be employed in acquisitions during 1998 and is not currently obligated to make any material acquisitions.

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1995, 1996 and 1997, Fixed-Price Contracts hedged 84%, 51%, and 60% of the Company's natural gas production not otherwise subject to fixed prices and 86%, 67% and 33% of its oil production, respectively. For the quarter ended March 31, 1998, Fixed-Price Contracts hedged 45% of the Company's natural gas production and 10% of its oil production. As of March 31, 1998, Fixed-Price Contracts are in place to hedge 303 Bcf of the Company's estimated future production from proved gas reserves and none of its future oil production. See Note 5 of the Condensed Notes to Consolidated Financial Statements, "Contingencies -- Fixed-Price Contracts," appearing elsewhere in this document.

  Subsequent to December 31, 1997, the Company entered into five additional fixed-price collars of 1.2 TBtu each which hedge an aggregate of 6.1 TBtu of
natural gas from June through September 1998.   The collars contain floor
prices ranging from $2.10 MMBtu to $2.68 MMBtu and ceiling prices ranging from $2.41 MMBtu to $2.99 MMBtu. For an expanded discussion of the Company's Fixed-Price Contracts, see the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OUTLOOK FOR FISCAL 1998
 Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1998" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of 1998 estimates. Subject to the uncertainties identified in "Forward-Looking Statements," no material modifications to previously disclosed estimates are deemed necessary.

YEAR 2000 COMPLIANCE
 The Company has been addressing the computer issues surrounding the ability to appropriately account for periods and dates after December 31, 1999, both in its offices and field locations. Many of the software applications

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

utilized by the Company are presently year 2000 compliant and the remaining applications used internally are expected to be compliant by year end 1998. The estimated cost of such compliance in the aggregate is not expected to be material. The Company has additionally formed a task force to identify situations where the Company may be exposed to year 2000 compliance by third parties and to monitor the progress, to the extent information can be obtained, of third parties as deemed appropriate. No assurance can be given, however, that all material issues will have been identified, or that all third parties will be compliant by the year 2000.

                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION


Item 1 -- None

Item 2 -- Recent Sales of Unregistered Securities
          In April 1998, the Company transferred a total of 55,000 shares of its common stock to the trustee of a rabbi trust created by the Company for the benefit of four senior executive officers of the Company in exchange for an agreement on the part of such officers to terminate their participation in another executive compensation plan maintained by an affiliate of the Company. The shares were transferred on the basis that no "sale" of the shares were involved or, alternatively, in reliance on the private placement exemption from registration under Section 4 (2) of the Securities Act of 1933.

Item 3 -- None

Item 4 -- None

Item 5 -- None

Item 6 -- Exhibits and Reports on Form 8-K
(a)  Exhibits:
     10.1 -- Form of Change in Control Agreements between Registrant and Messrs. Mark E. Monroe, Jeffrey A. Bonney, Richard E. Bross, Ronnie K. Irani and Kevin R. White.
     10.2 -- Louis Dreyfus Natural Gas Corp. Deferred Stock Trust Agreement dated April 14, 1998.
     10.3 -- Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Mark E. Monroe.
     10.4 -- Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Richard E. Bross.
     10.5 -- Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Ronnie K. Irani.
     10.6 -- Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Kevin R. White.
     27.1 -- Financial Data Schedule

(b)  Reports on Form 8-K:
     A Form 8-K dated February 3, 1998 disclosing under Item 7 the financial results of the Company for the three months and the year ended December 31, 1997.

     A Form 8-K dated February 6, 1998 disclosing under Item 5 the following information:

     (1) The financial results of American Exploration Company for the three months and nine months ended September 30, 1996 and 1997 and the financial position of American Exploration Company as of December 31, 1996 and September 30, 1997.

                         LOUIS DREYFUS NATURAL GAS CORP.
                    PART II.  OTHER INFORMATION (continued)

     (2) Pro forma financial results of the Company for the nine months ended September 30, 1997 and the pro forma financial position of the Company as of September 30, 1997, giving effect to the acquisition of American Exploration Company.

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


                             LOUIS DREYFUS NATURAL GAS CORP.
                             ---------------------------------------
                             (Registrant)



Date: May 14, 1998           /s/  Jeffrey A. Bonney
                             ---------------------------------------
                             Jeffrey A. Bonney
                             Executive Vice President and
                             Chief Financial Officer