Form 10-Q
period 1998-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1998-08-14
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 1998

                                   or

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
40,109,758 shares of common stock, $.01 par value, issued and outstanding at August 7, 1998.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table of Contents





PART I.  FINANCIAL INFORMATION                                         Page

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1997 and June 30, 1998. . . . . . . . . . . . . . . . .   3
Consolidated Statements of Operations:
  Three months and six months ended June 30, 1997 and 1998 . . . . . .   5
Consolidated Statements of Cash Flows:
  Six months ended June 30, 1997 and 1998. . . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  11

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  25

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                    December 31,   June 30,
                                                        1997         1998
                                                    -----------  -----------
                                                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .  $     5,538  $     6,150
Receivables:
  Oil and gas sales. . . . . . . . . . . . . . . .       46,192       33,835
  Joint interest and other . . . . . . . . . . . .       14,311       15,002
  Section 29 credit properties conveyed. . . . . .           --       12,676
  Costs reimbursable by insurance. . . . . . . . .       22,406        7,200
Deposits . . . . . . . . . . . . . . . . . . . . .        4,467        3,003
Inventory and other. . . . . . . . . . . . . . . .        9,883        5,374
                                                    -----------  -----------
  Total current assets . . . . . . . . . . . . . .      102,797       83,240
                                                    -----------  -----------


PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . . . . .    1,404,784    1,520,701
Less accumulated depreciation, depletion
  and amortization . . . . . . . . . . . . . . . .     (305,769)    (370,759)
                                                    -----------  -----------
                                                      1,099,015    1,149,942
                                                    -----------  -----------
OTHER ASSETS, net. . . . . . . . . . . . . . . . .        9,142        8,537
                                                    -----------  -----------
                                                    $ 1,210,954  $ 1,241,719
                                                    ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                    December 31,   June 30,
                                                        1997         1998
                                                    -----------  -----------
                                                                 (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .  $    61,197  $    49,001
Accrued liabilities. . . . . . . . . . . . . . . .       22,258       16,643
Revenues payable . . . . . . . . . . . . . . . . .       16,111       13,976
                                                    -----------  -----------
  Total current liabilities. . . . . . . . . . . .       99,566       79,620
                                                    -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .      563,344      586,979
                                                    -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .       17,387       28,745
Deferred gains from price-risk
  management activities. . . . . . . . . . . . . .       23,453       63,002
Deferred income taxes. . . . . . . . . . . . . . .       21,896       13,610
Other. . . . . . . . . . . . . . . . . . . . . . .       16,104       12,669
                                                    -----------  -----------
                                                         78,840      118,026
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding . . . .           --           --
Common stock, par value $.01; 100 million
  shares authorized; issued and outstanding,
  40,088,258 and 40,109,758 shares, respectively .          401          401
Additional paid-in capital . . . . . . . . . . . .      418,751      419,075
Retained earnings. . . . . . . . . . . . . . . . .       50,052       37,618
                                                    -----------  -----------
                                                        469,204      457,094
                                                    -----------  -----------
                                                    $ 1,210,954  $ 1,241,719
                                                    ===========  ===========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        1997      1998       1997      1998
                                      --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . .  $ 44,336  $ 69,481  $ 96,102  $137,395
Other income . . . . . . . . . . . .       604       870     9,900     2,552
                                      --------  --------  --------  --------
                                        44,940    70,351   106,002   139,947
                                      --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . .    10,575    17,044    21,865    34,065
General and administrative . . . . .     3,899     6,336     7,891    12,539
Exploration costs. . . . . . . . . .     1,249     9,360     3,414    16,940
Depreciation, depletion and
  amortization . . . . . . . . . . .    16,498    34,250    32,251    66,291
Impairment . . . . . . . . . . . . .        --     9,864        --     9,864
Interest . . . . . . . . . . . . . .     6,250    10,372    12,519    20,418
                                      --------  --------  --------  --------
                                        38,471    87,226    77,940   160,117
                                      --------  --------  --------  --------
Income (loss) before income taxes. .     6,469   (16,875)   28,062   (20,170)
Income taxes . . . . . . . . . . . .     2,264    (6,484)    9,822    (7,736)
                                      --------  --------  --------  --------
NET INCOME (LOSS). . . . . . . . . .  $  4,205  $(10,391) $ 18,240  $(12,434)
                                      ========  ========  ========  ========

Net income (loss) per share:
Basic. . . . . . . . . . . . . . . .  $    .15  $   (.26) $    .66  $   (.31)
                                      ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . .  $    .15  $   (.26) $    .65  $   (.31)
                                      ========  ========  ========  ========
Weighted average number of common
  shares outstanding:
Basic. . . . . . . . . . . . . . . .    27,802    40,110    27,801    40,104
                                      ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . .    27,862    40,110    27,873    40,104
                                      ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                             1997      1998
                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 18,240  $(12,434)
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . . .  32,251    66,291
 Impairment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --     9,864
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .   9,064    (8,286)
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,414    16,940
 Gain on sale of property . . . . . . . . . . . . . . . . . . . . . . . . .  (8,617)      (74)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     119       316
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,859    26,442
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,636     1,464
 Inventory and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (465)    4,509
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (9,584)  (12,196)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (175)   (5,615)
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     214    (2,135)
                                                                           --------  --------
                                                                             53,956    85,086
                                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . . . (62,590) (138,333)
Acquisition of oil and gas properties . . . . . . . . . . . . . . . . . . .  (7,497)   (4,575)
Additions to other property and equipment . . . . . . . . . . . . . . . . .  (1,034)   (1,658)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .  26,862       565
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      --      (241)
                                                                           --------  --------
                                                                            (44,259) (144,242)
                                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . . . 123,575   329,514
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . . .(131,575) (306,014)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . . .      17       324
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .    (804)     (888)
Change in gains from price-risk management activities . . . . . . . . . . .  (2,108)   39,549
Change in other long-term liabilities . . . . . . . . . . . . . . . . . . .  (2,391)   (2,717)
                                                                           --------  --------
                                                                            (13,286)   59,768
                                                                           --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  (3,589)      612
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .   7,749     5,538
                                                                           --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .$  4,160  $  6,150
                                                                           ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . . .$ 11,713  $ 17,904
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     462       250
                                                                           --------  --------
                                                                           $ 12,175  $ 18,154
                                                                           ========  ========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 JUNE 30, 1998

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- EARNINGS PER SHARE

  In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share and requires the restatement of all prior periods to conform with the new calculation method. The restatement of earnings per share information for the 1997 periods pursuant to SFAS 128 was not material. Weighted average diluted common shares outstanding for the three months and six months ended June 30, 1997 include the effect of dilutive stock options. Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of potentially dilutive securities of the Company.

NOTE 3 -- COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on January 1, 1998, which is effective for fiscal years beginning after December 15, 1997. The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for all prior periods is required for comparative purposes. For the three months and six months ended June 30, 1997 and 1998, the effects of the provisions of SFAS 130 were immaterial.

NOTE 4 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 1998

beginning of any fiscal quarter that begins after issuance of the statement. SFAS 133 establishes new accounting and reporting guidelines for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The Company believes that substantially all derivatives in its portfolio of contracts qualify as cash flow hedges. Changes in the fair value of derivative instruments which are not hedges are recorded in earnings as the changes occur.

  SFAS 133 does not specifically address a number of issues that are unique to the oil and gas industry. In addition, certain provisions are complex and their application to the Company's set of circumstances must be inferred. The Company believes that adoption of the standard will result in the reclassification, net of deferred income tax effect, of the balance of deferred gains from price-risk management activities to stockholders' equity. In addition, the fair value of its energy swaps, collars, futures contracts, basis swaps and interest rate swaps will be recorded at fair value as assets and liabilities. The net step-up in value will be reflected as a component of stockholders' equity net of deferred income tax effect. The term "derivative" is defined broadly in the new pronouncement and it is unclear at this time whether the Company's long-term physical delivery contracts meet the definition and are subject to the provisions of this statement. This issue is one of many presented to an implementation task force created by the Financial Accounting Standards Board for consideration.

  There are other provisions which could have a material effect on the Company's financial statements. One such provision precludes the consideration of future cash flows of derivative instruments in asset impairment determinations irrespective of any risk management intent for entering into such instruments. At this time, the Company is not able to predict the amount of impairment, if any, that may be recognized due to the adoption of SFAS 133. Any resultant charge is expected to be more than offset by the net step-up in value of the Company's fixed-price contracts. The Company expects to adopt SFAS 133 by December 31, 1998.

NOTE 5 -- ACQUISITION OF AMERICAN EXPLORATION COMPANY

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

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 1998

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

NOTE 6 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 27, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid under the note and also seeking a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. The complaint also seeks subordination of the Company's claim. The court denied the Company's motion to dismiss the complaint. The Company considers the allegations in the complaint to be without merit and will vigorously defend against this action. Collection of unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of June 30, 1998. The Company will recognize income as any payments are received.

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

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 1998

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

NOTE 7 -- FIXED-PRICE CONTRACTS

  The Company had two fixed-price contracts with independent power producers ("IPPs") which sold electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility ("NIMO Contracts"). In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the counterparties to the NIMO Contracts. Subsequently, one of the counterparties withdrew from the MRA. The power purchase agreement between NIMO and the other counterparty was terminated. In connection therewith, the Company agreed to terminate its fixed-price contract to the counterparty in exchange for $40.1 million, the receipt of which has been recorded as a deferred gain from price-risk management activities in the Company's balance sheet to be amortized over the remaining contract term (see
Note 4). The remaining NIMO Contract which hedges 57 Bcf of natural gas as of June 30, 1998 remains in force. Accordingly, the Company plans to continue to deliver natural gas pursuant to the terms of this contract which expires in 2007.

NOTE 8 -- SECTION 29 CREDIT TRANSACTION

  Effective May 1, 1998, the Company entered into an agreement with a third party to convey certain oil and gas properties which have production qualifying for Section 29 tax credits. The agreement provides for the conveyance of qualifying properties in two separate tranches, the first of which was funded in July 1998 resulting in the receipt of $12.7 million. The second tranche which pertains to a smaller number of properties is expected to close later in 1998. As of June 30, 1998, the Company's balance sheet reflects a receivable of $12.7 million and an increase to deferred revenue of $12.4 million associated with the first tranche which will be recognized in earnings as production occurs.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. The majority of the Company's growth has come from proved reserve acquisitions geographically concentrated in its core areas: the Sonora area of West Texas; the Mid-Continent area of Oklahoma, Kansas and the Panhandle of Texas; the Western area of West Texas and Southeast New Mexico; the Gulf Coast area of South Texas; the Offshore area in the Gulf of Mexico; and the Arklatex area of East Texas, Southwest Arkansas and Northern Louisiana (collectively "Core Areas"), where the Company has significant expertise and where the Company benefits from operational synergies. For 1998, the Company plans to spend in excess of $200 million in oil and gas exploration and development activities in these Core Areas. These plans include approximately $78 million targeted for exploration projects.

  The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts"). As of June 30, 1998, the Company's Fixed-Price Contracts hedged 303 Bcfe of future production, representing 25% of its estimated proved reserves, at escalating fixed prices. These fixed prices are presently significantly higher than the forward market prices for natural gas. Recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable.

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


SELECTED OPERATING DATA
                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------  ------------------
                                             1997      1998      1997     1998
                                           --------  --------  --------  --------
OIL AND GAS SALES: (M$)

Wellhead oil sales . . . . . . . . . . . . $  8,008  $ 11,541  $ 17,525  $ 23,026
Effect of Fixed-Price Contracts (1). . . .      431        --       322       496
                                           --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . . . $  8,439  $ 11,541  $ 17,847  $ 23,522
                                           ========  ========  ========  ========
Wellhead natural gas sales . . . . . . . . $ 32,912  $ 54,211  $ 79,508  $106,546
Effect of Fixed-Price Contracts (1). . . .    2,985     3,729    (1,253)    7,327
                                           --------  --------  --------  --------
Total natural gas sales. . . . . . . . . . $ 35,897  $ 57,940  $ 78,255  $113,873
                                           ========  ========  ========  ========
PRODUCTION:

Oil production (MBbls) . . . . . . . . . .      414       913       837     1,738
Natural gas production (MMcf). . . . . . .   16,129    24,989    31,605    49,943
Net equivalent production (MMcfe). . . . .   18,613    30,468    36,625    60,371
Oil production hedged by Fixed-Price
  Contracts (MBbls). . . . . . . . . . . .      182        --       362        79
Gas production hedged by Fixed-Price
  Contracts (BBtu) . . . . . . . . . . . .    8,760    11,557    17,568    22,886

AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price . . . . . . . . . . . . . $  19.34  $  12.64  $  20.95  $  13.25
  Effect of Fixed-Price Contracts (1). . .     1.04        --       .38       .28
                                           --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . $  20.38  $  12.64  $  21.33  $  13.53
                                           ========  ========  ========  ========
  Average fixed price received under
   Fixed-Price Contracts . . . . . . . . . $  22.32  $    n/a  $  22.32  $  22.20
  Net effective realization (2). . . . . .      97%       n/a       98%       92%
Natural gas (per Mcf):
  Wellhead price . . . . . . . . . . . . . $   2.04  $   2.17  $   2.52  $   2.13
  Effect of Fixed-Price Contracts (1). . .      .19       .15      (.04)      .15
                                           --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . $   2.23  $   2.32  $   2.48  $   2.28
                                           ========  ========  ========  ========
  Average fixed price received under
   Fixed-Price Contracts . . . . . . . . . $   2.46  $   2.60  $   2.48  $   2.61
   Net effective cash realization (2). . .      97%       96%       99%       94%
Equivalent price (per Mcfe). . . . . . . . $   2.38  $   2.28  $   2.62  $   2.28

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, continued
                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------  ------------------
                                             1997      1998      1997      1998
                                           --------  --------  --------  --------
EXPENSES: (per Mcfe)
Operating costs:
  Lease operating. . . . . . . . . . . . . $    .45  $    .45  $    .46  $    .45
  Production taxes . . . . . . . . . . . . $    .12  $    .11  $    .14  $    .11
General and administrative . . . . . . . . $    .21  $    .21  $    .22  $    .21
Depreciation, depletion and
 amortization - oil & gas. . . . . . . . . $    .82  $   1.08  $    .82  $   1.05

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
  Net Income (Loss) and Cash Flows from Operating Activities. For the quarter ended June 30, 1998, the Company realized a net loss of $10.4 million, or $.26 per share, on total revenue of $70.4 million. This compares to net income of $4.2 million, or $.15 per share, on total revenue of $44.9 million for the second quarter of 1997. Cash flows from operating activities (before working capital changes) for the second quarter of 1998 grew significantly, increasing 52% to $36.5 million compared to $24.1 million for the second quarter of 1997. The increase in operating cash flows for 1998 was primarily driven by significant production growth attributable to the acquisition of American Exploration Company in the fourth quarter of 1997 ("American Acquisition") and the results of the Company's drilling program. Results of operations for the quarter ended June 30, 1998 were adversely affected by the recognition of a $9.9 million ($6.1 million after-tax) impairment charge, increased exploration costs, higher oil and gas depletion and lower oil prices. Cash flows provided by operating activities after consideration of the net change in working capital increased to $55.8 million from the $24.4 million reported for the second quarter of 1997, primarily due to the increase in production previously discussed and a decrease in accounts receivable.

  Production. The Company produced 30.5 Bcfe for the second quarter of 1998 compared to 18.6 Bcfe for the prior year second quarter, an increase of 64%. Gas production increased to 25.0 Bcf compared to 16.1 Bcf for the second quarter of 1997, an increase of 55%. Oil production for the second quarter of 1998 increased 121% to 913 MBbls compared to 414 MBbls for the prior-year second quarter. These increases in production are primarily attributable to the American Acquisition and the results of the Company's oil and gas drilling

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

program.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.28 per Mcfe for the quarter ended June 30, 1998, a decrease of 4% from the $2.38 per Mcfe received for the second quarter of 1997. The Company's gas production yielded an average price of $2.32 per Mcf, an increase of 4% compared to $2.23 per Mcf for the prior-year second quarter. The Company's average gas price for the 1998 second quarter was enhanced $.15 per Mcf as a result of the Company's hedging activities. The average gas price for the second quarter of 1997 increased $.19 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the second quarter of 1998 was $12.64 per Bbl a decrease of 38% from the $20.38 per Bbl received for the prior-year second quarter. No fixed-price oil contracts were in effect during the second quarter of 1998. Fixed-Price Contracts in effect during the second quarter of 1997 increased the average oil price by $1.04 per Bbl.

  The combination of higher gas production and higher gas prices increased gas sales to $57.9 million for the second quarter of 1998 compared to $35.9 million for the second quarter of 1997. The net effect of higher oil production and lower oil prices increased oil sales to $11.5 million compared to $8.4 million reported for the prior-year quarter. The aggregate impact of the Company's oil and gas hedging activities was to increase oil and gas sales by $3.7 million for the quarter ended June 30, 1998 and to increase oil and gas sales by $3.4 million for the quarter ended June 30, 1997. See "Fixed-Price Contracts."

  Operating Costs. Operating costs for the second quarter of 1998 were comprised of $13.8 million of lease operating expenses and $3.2 million of production taxes. This compares to $8.5 million of lease operating expenses and $2.1 million of production taxes for the second quarter of 1997. These increases are principally attributable to producing properties acquired in the American Acquisition and wells drilled during the previous twelve months. Lease operating expenses on a natural gas equivalent unit of production basis remained constant at $.45 per Mcfe for the three months ended June 30, 1998 and 1997.

  General and Administrative Expense. General and administrative expense ("G&A") for the second quarter of 1998 was $6.3 million, an increase of 63% from the prior-year second quarter amount of $3.9 million. This increase is primarily attributable to increases in personnel and related costs as a result of the American Acquisition. On a natural gas equivalent unit of production basis, G&A remained constant at $.21 per Mcfe for the 1998 and 1997 second quarters.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $9.4 million for the quarter ended June 30, 1998, compared to $1.2 million for the second quarter of 1997. The 1998 amount consists of $5.0 million of dry

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

hole costs, $2.4 million of seismic acquisition and other geological and geophysical costs and $2.0 million of leasehold costs. The 1997 amount consists of $1.1 million of seismic acquisition costs and $.1 million of leasehold costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the second quarter of 1998 was $34.3 million compared to $16.5 million for the prior-year second quarter. This increase in DD&A is attributable to higher production levels and an increase in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $1.08 for the 1998 second quarter compared to $.82 for the second quarter of 1997. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves using the purchase method of accounting.

  Impairment. For the quarter ended June 30, 1998, the Company recorded an impairment charge of $9.9 million in connection with an impairment review conducted in response to the significant decline in oil prices. This review identified one field which had a net book value in excess of estimated future net revenues for the field, which resulted in the impairment charge. There was no impairment charge recorded for the second quarter of 1997.

  Interest Expense. Interest expense for the second quarter of 1998 was $10.4 million compared to $6.3 million for the second quarter of 1997. This increase is primarily attributable to a higher level of outstanding indebtedness for the 1998 second quarter as a result of the American Acquisition. On a natural gas equivalent unit of production basis, interest costs remained constant at $.34 per Mcfe for the second quarter of 1998 compared to the prior-year second quarter. The net impact of interest rate swaps in effect for the second quarter of 1998 and 1997 was not material.

  Income Taxes. For the second quarter of 1998, the Company recorded a tax benefit of $6.5 million on a pre-tax loss of $16.9 million, an effective rate of 38%. This compares to an income tax provision of $2.3 million provided on pre-tax income of $6.5 million, an effective rate of 35%, for the second quarter of 1997. The effective rate for the second quarter of 1997 was lower than the statutory rate primarily due to the availability of Section 29 credits.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
  Net Income (Loss) and Cash Flows from Operating Activities. The Company realized a net loss of $12.4 million, or $.31 per share, on total revenue of $139.9 million for the six months ended June 30, 1998. This compares with net income of $18.2 million, or $.66 per share, on total revenue of $106.0 million for the six months ended June 30, 1997. Cash flows from operating activities (before working capital changes) for the first six months of 1998 were notably higher at $72.6 million, compared to $54.5 million for the first six months of 1997, an increase of 33%. The decrease in 1998 earnings was primarily the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

result of the recognition of a $9.9 million ($6.1 million after-tax) impairment charge, increased exploration costs, higher DD&A and lower oil and gas prices. The increase in cash flows provided by operating activities (before working capital changes) was primarily driven by significant production growth as described below. Cash flows provided by operating activities after consideration of the net change in working capital increased to $85.1 million from the $54.0 million reported for the second quarter of 1997, primarily due to the increase in production previously discussed and a decrease in accounts receivable.

  Production. The Company produced 60.4 Bcfe for the first six months of 1998 compared to 36.6 Bcfe for the comparable prior-year period, an increase of 65%. Gas production increased to 49.9 Bcf compared to 31.6 Bcf for the first half of 1997, an increase of 58%. Oil production for the first six months of 1998 increased 108% to 1,738 MBbls compared to 837 MBbls for the first six months of 1997. These increases are primarily attributable to the American Acquisition and the results of the Company's exploration and development drilling activities.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.28 per Mcfe for the first six months of 1998, a decrease of 13% from the $2.62 per Mcfe received for the first six months of 1997. The Company's gas production yielded an average price of $2.28 per Mcf, a decrease of 8% compared to $2.48 per Mcf for the prior-year period. The Company's average gas price for the first six months of 1998 was enhanced $.15 per Mcf as a result of the Company's hedging activities. The average gas price for the first six months of 1997 decreased $.04 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first half of 1998 was $13.53 per Bbl compared to $21.33 per Bbl for the first half of 1997, a decline of 37%. The average oil price for the current year six-month period was enhanced $.28 per Bbl as a result of the Company's hedging activities. Fixed-Price Contracts in effect during the prior-year six-month period increased the average oil price by $.38 per Bbl.

  The combination of higher gas production and lower gas prices increased gas sales to $113.9 million for the first six months of 1998 compared to $78.3 million for the first six months of 1997. The net effect of higher oil production and lower oil prices increased oil sales to $23.5 million compared to $17.8 million reported for the prior-year period. The aggregate impact of the Company's oil and gas hedging activities was to increase oil and gas sales by $7.8 million for the six months ended June 30, 1998 and to decrease oil and gas sales by $.9 million for the six months ended June 30, 1997. See "Fixed-Price Contracts."

  Other Income. Other income for the first six months of 1998 was $2.6 million compared to $9.9 million for the first six months of 1997. The 1997 higher at $72.6 million, compared to $54.5 million for the first six months of 1997, an increase of 33%. The decrease in 1998 earnings was primarily the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

higher at $72.6 million, compared to $54.5 million for the first six months of 1997, an increase of 33%. The decrease in 1998 earnings was primarily the

  Operating Costs. Operating costs for the first six months of 1998 were comprised of $27.2 million of lease operating expenses and $6.9 million of production taxes. This compares to $16.9 million of lease operating expenses and $5.0 million of production taxes for the first six months of 1997. These increases are principally attributable to producing properties acquired in the American Acquisition and wells drilled during the previous twelve months. Lease operating expenses on a natural gas equivalent unit of production basis improved slightly to $.45 per Mcfe compared to $.46 per Mcfe for the six months ended June 30, 1997.

  General and Administrative Expense. G&A for the first six months of 1998 was $12.5 million compared to $7.9 million for the comparable prior-year period. This increase is primarily attributable to increases in personnel and related costs as a result of the American Acquisition. On a natural gas equivalent unit of production basis, G&A decreased to $.21 per Mcfe for the first six months of 1998 compared to $.22 per Mcfe for the first six months of 1997.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $16.9 million for the six months ended June 30, 1998, compared to $3.4 million for the six months ended June 30, 1997. The 1998 amount consists of $8.4 million of dry hole costs, $6.2 million of seismic acquisition and other geological and geophysical costs and $2.3 million of leasehold costs. The 1997 amount consists of $2.0 million of seismic acquisition and other geological and geophysical costs, $.8 million of dry hole costs and $.6 million of leasehold costs.

  Depreciation, Depletion and Amortization. DD&A for the first half of 1998 was $66.3 million compared to $32.3 million for the first half of 1997. This increase in DD&A is attributable to higher production levels and an increase in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $1.05 for the first six months of 1998 compared to $.82 for the first six months of 1997. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves using the purchase method of accounting.

  Impairment. For the six months ended June 30, 1998, the Company recorded an impairment charge of $9.9 million in connection with an impairment review conducted in response to the significant decline in oil prices. This review identified one field which had a net book value in excess of estimated future net revenues for the field, which resulted in the impairment charge. There was no impairment charge recorded for the first six months of 1997.

  Interest Expense. Interest expense for the six months ended June 30, 1998 was $20.4 million compared to $12.5 million for the six months ended June 30,

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

1997. This increase is primarily attributable to a higher level of outstanding indebtedness for the first six months of 1998 as a result of the American Acquisition. On a natural gas equivalent unit of production basis, interest costs remained constant at $.34 per Mcfe for the first six months of 1998 and 1997. The net impact of interest rate swaps in effect for the first six months of 1998 and 1997 was immaterial.

  Income Taxes. For the first half of 1998, the Company recorded a tax benefit of $7.7 million on a pre-tax loss of $20.2 million, an effective rate of 38%. This compares to an income tax provision of $9.8 million provided on pre-tax income of $28.1 million, an effective rate of 35%, for the first half of 1997. The effective rate for the first six months of 1997 was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the six months ended June 30, 1997 and 1998, the Company expended $70.1 million and $142.9 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the six-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the six months ended June 30, 1997 and 1998 were $54.5 million and $72.6 million, representing 78% and 51%, respectively, of the oil and gas property investments made for each period. A disproportionately higher share of the Company's 1998 capital expenditure program has been incurred in the first six months of 1998. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in lower cash flows from operating activities, which could, in turn, impact the amount of capital invested by the Company. See "Fixed-Price Contracts."

  The Company received net proceeds of $26.2 million in connection with the January 1997 sale of a non-core waterflood property. The proceeds were used initially to reduce outstanding indebtedness. As a result, cash flows from financing activities for the first six months of 1997 reflected a net application of cash of $13.3 million, compared to a $59.8 million source of cash for the first six months of 1998. Included in the amount for 1998 is $40.1 million of proceeds received in connection with the termination of a Fixed-Price Contract. See Note 7 of the Condensed Notes to Consolidated Financial Statements appearing elsewhere herein. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  The Company's EBITDAX increased from $76.2 million for the first six months of 1997 to $93.3 million for the first six months of 1998. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments and exploration costs. Increases in EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

  Credit Facility. In October 1997, in connection with the American Acquisition, the Company replaced its $300 million borrowing base credit facility with a new $550 million revolving credit facility (the "Credit Facility"). Upon the issuance of senior notes in December 1997, the Company reduced the aggregate commitment under the Credit Facility to $450 million (the "Commitment"). The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. Letters of credit are limited to $75 million of such availability. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. The Company has relied upon the Credit Facility and the predecessor bank facility to provide funds for acquisitions and drilling activities and to provide letters of credit to meet margin requirements under Fixed-Price Contracts. As of June 30, 1998, the Company had $279.0 million of principal and $12.5 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At June 30, 1998, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At June 30, 1998, the effective interest rate for borrowings under the Credit Facility was 6.3%, including the effect of interest rate swaps. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  6-7/8% Senior Notes due 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6-7/8% Senior Notes due 2007. Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and the Company's ability to enter into sale and leaseback transactions.

  9-1/4% Subordinated Notes due 2004. In June 1994, the Company issued $100 million principal amount, $98.5 million net of discount, of 9-1/4% Senior Subordinated Notes due 2004 (the "Subordinated Notes"). Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the Subordinated Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

  Other Lines of Credit.   The Company has certain other uncommitted lines of
credit available to it which aggregated $45.1 million as of June 30, 1998. Such short-term lines of credit are unsecured and primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. As of June 30, 1998, the Company had $15.1 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1998, and to meet the Company's margin requirements under its Fixed-Price Contracts.
See "Commitments and Capital Expenditures" and "Fixed-Price Contracts." At June 30, 1998, the Company had working capital of $3.6 million and a current ratio of 1.0 to 1. Total long-term debt outstanding at June 30, 1998 was $587.0 million. The Company's long-term debt as a percentage of its total capitalization was 56%. This ratio is expected to decrease upon the adoption of SFAS 133. See Note 4 of the Condensed Notes to Consolidated Financial Statements appearing elsewhere herein.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase oil and gas production and reserves through acquisition, development and exploration activities. For the six months ended June 30, 1998, the Company expended $143 million in connection with this strategy, including $88 million for development activities, $50 million for exploration activities which includes $13 million of unproved property costs expected to benefit future periods, and $5 million for proved property acquisitions. This expenditure level resulted in the drilling of 185 development wells and 20 exploratory wells. Of these wells, 167 development wells and ten exploratory wells were successfully completed as producers, for a completion success rate of 90% and 50%, respectively (an overall success rate of 86%). For the balance of 1998, the Company currently plans to spend approximately $85 million in connection with its drilling program focused principally in its Core Areas. Such planned

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

expenditure levels include approximately $28 million of additional exploration drilling, leasehold and seismic costs. Actual levels of development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities.

  During the first half of 1998, the Company drilled 11 Lower Wilcox wells in its Yoakum Gorge project, eight of which have been completed with three wells undergoing completion. Four additional wells are presently drilling and up to six more wells are expected to be drilled during 1998. In its Texas State Waters project, the Company drilled three wells resulting in two discoveries. These discoveries are expected to come on line in September 1998. Two additional offshore tests drilled subsequent to June 30, 1998 were unsuccessful. One additional well in the Texas State Waters is presently planned for 1998. In the Cotton Valley Reef Trend, the Company is a 39% working interest owner in a Cotton Valley test operated by Tom Brown, Inc., which is presently drilling. In the Pitchfork Ranch area, the Company has completed the second phase of its seismic acquisition over an additional 50 square mile area of the ranch. Drilling is anticipated in the fourth quarter of 1998.

  The Company continues to actively search for attractive proved reserve acquisitions but is not able to predict the timing or amount of capital expenditure which may be employed in acquisitions during 1998 and is not currently obligated to make any material acquisitions.

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1995, 1996 and 1997, Fixed-Price Contracts hedged 84%, 51%, and 60% of the Company's natural gas production not otherwise subject to fixed prices and 86%, 67% and 33% of its oil production, respectively. For the quarter ended June 30, 1998, Fixed-Price Contracts hedged 46% of the Company's natural gas production and none of its oil production. As of June 30, 1998, Fixed-Price Contracts are in place to hedge 299 Bcf of the Company's estimated future production from proved gas reserves and 690 MBbls of its future oil production.

  Subsequent to December 31, 1997, the Company entered into nine natural gas fixed-price collars which hedge an aggregate of 20.3 TBtu of natural gas, 8.4 TBtu for 1998 and 11.9 TBtu for 1999, and one crude oil fixed-price collar

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

which hedges 230 MBbls of oil for the fourth quarter of 1998. The natural gas collars contain floor prices ranging from $2.10 per MMBtu to $2.68 per MMBtu and ceiling prices ranging from $2.41 per MMBtu to $3.08 per MMBtu. The weighted average ceiling and floor prices for 1998 are $2.73 per MMBtu and $2.40 per MMBtu, respectively. The weighted average ceiling and floor prices for 1999 are $2.84 per MMBtu and $2.45 per MMBtu, respectively. The oil collar contains a floor price of $16.55 per Bbl and a ceiling price $18.10 per Bbl. The Company also entered into an oil swap which hedges 230 MBbls in the fourth quarter of 1998 at an average fixed-price of $16.52 per Bbl. For an expanded discussion of the Company's Fixed-Price Contracts, see the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  During the second quarter, the Company received $40.1 million in connection with the early termination of a gas contract. See Note 7 of the Condensed Notes to Consolidated Financial Statements appearing elsewhere herein for a further discussion. Also see Note 4 of the Condensed Notes to Consolidated Financial Statements for a discussion of the new financial accounting standard, which upon adoption, will change the accounting for the Company's hedging activities.

OUTLOOK FOR FISCAL 1998
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1998" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of 1998 estimates. Subject to the uncertainties identified in "Forward-Looking Statements" and other information provided elsewhere in this document and in the Company's Form 10-Q for the quarter ended March 31, 1998, no material modifications to previously disclosed estimates are deemed necessary.

YEAR 2000 COMPLIANCE
  The Company continues to address the business issues surrounding the ability of computer software and hardware and other business systems to appropriately consider periods and dates after December 31, 1999, both in its offices and field locations. The Company has formed a task force which reports to senior management to identify, address and monitor its internal year 2000 issues. Many of the software applications utilized by the Company are presently year 2000 compliant and substantially all of the computer hardware used by the Company is year 2000 compatible. The remaining material software applications used internally are expected to be compliant by year end 1998. The estimated cost of such compliance in the aggregate is not expected to be material. The task force also has the mandate to identify material exposures to year 2000 non-compliance by third parties and to monitor the progress of third parties as deemed appropriate, to the extent information can be obtained. These exposures include the ability of the Company's purchasers, transporters, outside operators and other customers to buy, take delivery, transport and pay for natural gas and crude oil produced. Other risks relate to continued

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

performance of suppliers, vendors and service companies that the Company relies upon to conduct its operations, as well as the financial institutions utilized in connection with the Company's borrowing and cash management activities. No assurance can be given that all material issues will be identified, or that all material third parties will be compliant by the year 2000. At this time, the Company does not expect a material interruption in its business as a result of year 2000 issues.

                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION


Item 1 -- None

Item 2 -- None

Item 3 -- None

Item 4 -- Submission of Matters to a Vote of Security Holders
  The 1998 Annual Meeting of Shareholders was held on May 19, 1998. The following were submitted to a vote of the Company's shareholders:

  1. The election of ten directors for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director are as follows:

      Gerard Louis-Dreyfus  35,381,594 votes for; 31,383 votes withheld; 0 votes abstaining
      Simon B. Rich, Jr.    35,382,407 votes for; 30,570 votes withheld; 0
                            votes abstaining
      Mark Andrews          35,381,088 votes for; 31,889 votes withheld; 0
                            votes abstaining
      Mark E. Monroe        35,382,153 votes for; 30,824 votes withheld; 0
                            votes abstaining
      Richard E. Bross      35,380,407 votes for; 32,570 votes withheld; 0
                            votes abstaining
      Daniel R. Finn, Jr.   35,382,282 votes for; 30,695 votes withheld; 0
                            votes abstaining
      Peter G. Gerry        35,380,407 votes for; 32,570 votes withheld; 0
                            votes abstaining
      John H. Moore         35,381,237 votes for; 31,740 votes withheld; 0
                            votes abstaining
      James R. Paul         33,824,801 votes for; 1,588,176 votes withheld; 0
                            votes abstaining
      Ernest F. Steiner     35,381,966 votes for; 31,011 votes withheld; 0
                            votes abstaining

  2. Ratification of the selection of Ernst & Young as independent auditors of the Company for the year ending December 31, 1998. The results of the shareholder vote included 35,399,106 votes for; 9,824 votes against; and 4,047 votes abstaining.


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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: August 13, 1998            /s/  Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Executive Vice President and Chief Financial
                                   Officer