Form 10-Q
period 1998-09-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1998-11-12
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1998

                                   or

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
40,109,758 shares of common stock, $.01 par value, issued and outstanding at November 6, 1998.

                        LOUIS DREYFUS NATURAL GAS CORP.
                              Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  December 31, 1997 and September 30, 1998 . . . . . . . . . . . . . .   3
Consolidated Statements of Operations:
  Three months and nine months ended September 30, 1997 and 1998 . . . 5 Consolidated Statements of Cash Flows:
  Nine months ended September 30, 1997 and 1998. . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  12

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  27

                        LOUIS DREYFUS NATURAL GAS CORP.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                 A S S E T S
                                                 December 31,   September 30,
                                                    1997            1998
                                                -------------   -------------
                                                                 (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . .    $       5,538   $       5,209
Receivables:
 Oil and gas sales . . . . . . . . . . . . .           46,192          33,241
 Joint interest and other. . . . . . . . . .           14,311          13,693
 Costs reimbursable by insurance . . . . . .           22,406           7,200
Deposits . . . . . . . . . . . . . . . . . .            4,467           3,053
Inventory and other. . . . . . . . . . . . .            9,883           3,979
                                                -------------   -------------
Total current assets . . . . . . . . . . . .          102,797          66,375
                                                -------------   -------------

PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . .        1,404,784       1,564,022
Less accumulated depreciation, depletion
 and amortization. . . . . . . . . . . . . .         (305,769)       (405,105)
                                                -------------   -------------
                                                    1,099,015       1,158,917
                                                -------------   -------------
OTHER ASSETS, net. . . . . . . . . . . . . .            9,142           8,759
                                                -------------   -------------
                                                $   1,210,954   $   1,234,051
                                                =============   =============

                        LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                            (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                 December 31,   September 30,
                                                    1997            1998
                                                -------------   -------------
                                                                 (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . .    $      61,197   $      41,385
Accrued liabilities. . . . . . . . . . . . .           22,258          19,540
Revenues payable . . . . . . . . . . . . . .           16,111          11,056
                                                -------------   -------------
Total current liabilities. . . . . . . . . .           99,566          71,981
                                                -------------   -------------
LONG-TERM DEBT . . . . . . . . . . . . . . .          563,344         592,645
                                                -------------   -------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . .           17,387          26,780
Deferred gains from price-risk management
 activities. . . . . . . . . . . . . . . . .           23,453          62,223
Deferred income taxes. . . . . . . . . . . .           21,896          10,117
Other. . . . . . . . . . . . . . . . . . . .           16,104          18,650
                                                -------------   -------------
                                                       78,840         117,770
                                                -------------   -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. .               --              --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 40,088,258 and 40,109,758 shares,
 respectively. . . . . . . . . . . . . . . .              401             401
Additional paid-in capital . . . . . . . . .          418,751         419,075
Retained earnings. . . . . . . . . . . . . .           50,052          32,179
                                                -------------   -------------
                                                      469,204         451,655
                                                -------------   -------------
                                                $   1,210,954   $   1,234,051
                                                =============   =============

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1997      1998      1997      1998
                                       --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . . . $ 46,091  $ 67,472  $142,193  $204,867
Other income . . . . . . . . . . . . .      702     1,362    10,602     3,914
                                       --------  --------  --------  --------
                                         46,793    68,834   152,795   208,781
                                       --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . . .   10,624    16,495    32,489    50,560
General and administrative . . . . . .    4,008     6,439    11,899    18,978
Exploration costs. . . . . . . . . . .    1,886     9,707     5,300    26,647
Depreciation, depletion and
 amortization. . . . . . . . . . . . .   16,990    34,718    49,241   101,009
Impairment . . . . . . . . . . . . . .       --        --        --     9,864
Interest . . . . . . . . . . . . . . .    6,512    10,132    19,031    30,550
                                       --------  --------  --------  --------
                                         40,020    77,491   117,960   237,608
                                       --------  --------  --------  --------
Income (loss) before income taxes. . .    6,773    (8,657)   34,835   (28,827)
Income taxes . . . . . . . . . . . . .    2,371    (3,218)   12,193   (10,954)
                                       --------  --------  --------  --------
NET INCOME (LOSS). . . . . . . . . . . $  4,402  $ (5,439) $ 22,642  $(17,873)
                                       ========  ========  ========  ========
Net income (loss) per share:
Basic. . . . . . . . . . . . . . . . . $    .16  $   (.14) $    .81  $   (.45)
                                       ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . . . $    .16  $   (.14) $    .81  $   (.45)
                                       ========  ========  ========  ========
Weighted average number of common
 shares outstanding:
Basic. . . . . . . . . . . . . . . . .   27,813    40,110    27,805    40,106
                                       ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . . .   27,931    40,110    27,890    40,106
                                       ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              1997      1998
                                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 22,642  $(17,873)
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . .     49,241   101,009
 Impairment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --     9,864
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .     11,252   (11,779)
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,300    26,647
 Gain on sale of property . . . . . . . . . . . . . . . . . . . . . . . .     (8,683)     (113)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        536       472
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,715    30,369
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,606     1,414
 Inventory and other. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,708)    5,904
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,822)  (19,812)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,818    (3,617)
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (438)   (5,055)
                                                                            --------  --------
                                                                              80,459   117,430
                                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . .    (99,980) (191,455)
Acquisition of oil and gas properties . . . . . . . . . . . . . . . . . .     (9,437)   (5,197)
Additions to other property and equipment . . . . . . . . . . . . . . . .     (1,899)   (2,528)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . .     27,448     1,733
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         --      (893)
                                                                            --------  --------
                                                                             (83,868) (198,340)
                                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . .    225,601   416,614
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . .   (213,601) (387,514)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . .        479       324
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .     (1,228)    9,393
Change in gains from price-risk management activities . . . . . . . . . .     (2,542)   38,770
Change in other long-term liabilities . . . . . . . . . . . . . . . . . .     (2,498)    2,994
                                                                            --------  --------
                                                                               6,211    80,581
                                                                            --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . .      2,802      (329)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .      7,749     5,538
                                                                            --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .   $ 10,551  $  5,209
                                                                            ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . .   $ 15,161  $ 21,518
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        667       255
                                                                            --------  --------
                                                                            $ 15,828  $ 21,773
                                                                            ========  ========

                   See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              September 30, 1998


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- EARNINGS PER SHARE

  In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share and requires the restatement of all prior periods to conform with the new calculation method. The restatement of earnings per share information for the 1997 periods pursuant to SFAS 128 did not result in a change to amounts previously reported. Weighted average diluted common shares outstanding for the three months and nine months ended September 30, 1997 include the effect of dilutive stock options. All stock options were anti-dilutive in 1998. Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of potentially dilutive securities of the Company.

NOTE 3 -- COMPREHENSIVE INCOME

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on January 1, 1998, which is effective for fiscal years beginning after December 15, 1997. The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for all prior periods is required for comparative purposes. For the three months and nine months ended September 30, 1997 and 1998, the effects of the provisions of SFAS 130 were immaterial.

NOTE 4 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning

                        LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1998

after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter that begins after issuance of the statement. SFAS 133 establishes new accounting and reporting guidelines for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The Company believes that substantially all derivatives in its portfolio of contracts qualify as cash flow hedges. Changes in the fair value of derivative instruments which are not hedges are recorded in earnings as the changes occur.

  SFAS 133 does not specifically address a number of issues that are unique to the oil and gas industry. In addition, certain provisions are complex and their application to the Company's set of circumstances must be inferred. The Company believes that adoption of the standard will result in the reclassification, net of deferred income tax effect, of the balance of deferred gains from price-risk management activities to stockholders' equity. In addition, the fair value of its energy swaps, collars, futures contracts, basis swaps and interest rate swaps will be recorded as assets and liabilities. The net step-up in value will be reflected as a component of stockholders' equity net of deferred income tax effect. The term "derivative" is defined broadly in the new pronouncement. The Company believes, though it is uncertain at this time, that its long-term physical delivery contracts meet the definition of a derivative and, consequently, are subject to the provisions of this statement. This issue is one of many presented to an implementation task force created by the Financial Accounting Standards Board for consideration. Certain fixed-price contracts in the Company's portfolio contain provisions or have other characteristics that are unique to such contracts. An established market does not exist for determining fair value for these contracts; consequently, assessing fair value will require the evaluation of many subjective factors, such as performance, basis and credit risks. The Company has not completed a fair value determination for its contract portfolio. However, the Company's preliminary estimate suggests that adoption of SFAS 133 would have resulted in an increase to stockholders' equity of approximately $100 million as of September 30, 1998. This increase is based on the fixed prices provided by each contract, commodity market prices for future periods, the balance of deferred gains and losses from price-risk management activities, market interest rates and corresponding deferred income tax effects. This valuation is subject to change based on the completion of the Company's valuation analysis, changes in market prices and rates, future contract settlements and other factors.

  There are other provisions which could have a material effect on the Company's financial statements. One such provision precludes the

                        LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1998

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

NOTE 6 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 27, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid under the note and also seeking a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. The complaint also seeks subordination of the Company's claim. The court denied the Company's motion to dismiss the complaint. The Company considers the allegations in the complaint to be without merit and will vigorously defend against this action. Collection of unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect

                        LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1998

thereto in the accompanying financial statements during 1998. The Company will recognize income as any payments are received.

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

NOTE 7 -- FIXED-PRICE CONTRACTS

  The Company had two fixed-price contracts with independent power producers ("IPPs") which sold electrical power under firm fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility ("NIMO Contracts"). In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the counterparties to the NIMO Contracts. Subsequently, one of the counterparties withdrew from the MRA. The power purchase agreement between NIMO and the other counterparty was terminated. In connection therewith, the Company agreed to terminate its fixed-price contract to the counterparty in exchange for $40.1 million, the receipt of which has been recorded as a deferred gain from price-risk management activities in the Company's balance sheet to be amortized over the remaining contract term (see
Note 4). The remaining NIMO Contract which hedges 56 Bcf of natural gas as of September 30, 1998 remains in force. Accordingly, the Company plans to continue to deliver natural gas pursuant to the terms of this contract which

                        LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              September 30, 1998

expires in 2007.

NOTE 8 -- SECTION 29 CREDIT TRANSACTION

  Effective May 1, 1998, the Company entered into an agreement with a third party to convey certain oil and gas properties which have production qualifying for Section 29 tax credits. The agreement provides for the conveyance of qualifying properties in two separate tranches, the first of which was funded in July 1998 resulting in the receipt of $12.7 million. The second tranche which pertains to a smaller number of properties is expected to close later in 1998. As of September 30, 1998, the Company's balance sheet reflects deferred revenue of $10.7 million associated with the first tranche which is being recognized in earnings as production occurs.

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. The majority of the Company's growth has come from proved reserve acquisitions geographically concentrated in six core areas: the Sonora area of West Texas; the Mid-Continent area of Oklahoma, Kansas and the Panhandle of Texas; the Western area of West Texas and Southeast New Mexico; the Gulf Coast area of South Texas; the Offshore area in the Gulf of Mexico; and the Arklatex area of East Texas, Southwest Arkansas and Northern Louisiana (collectively "Core Areas"), where the Company has significant expertise and where the Company benefits from operational synergies. For 1998, the Company plans to spend approximately $215 million for oil and gas exploration and development activities in these Core Areas. These plans include approximately $80 million targeted for exploration projects.

  The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts"). As of September 30, 1998, the Company's Fixed-Price Contracts hedged 279 Bcfe of future production, representing 23% of its estimated proved reserves, at escalating fixed prices. These fixed prices are presently significantly higher than the forward market prices for natural gas. Recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable.

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

SELECTED OPERATING DATA
                                       Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                       ------------------  ------------------
                                         1997      1998      1997      1998
                                       --------  --------  --------  --------
OIL AND GAS SALES: (M$)
Wellhead oil sales . . . . . . . . . . $  7,390  $ 10,436  $ 24,915  $ 33,462
Effect of Fixed-Price Contracts (1). .       --        --       322       496
                                       --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . $  7,390  $ 10,436  $ 25,237  $ 33,958
                                       ========  ========  ========  ========
Wellhead natural gas sales . . . . . . $ 38,007  $ 49,410  $117,515  $155,956
Effect of Fixed-Price Contracts (1). .      694     7,626      (559)   14,953
                                       --------  --------  --------  --------
Total natural gas sales. . . . . . . . $ 38,701  $ 57,036  $116,956  $170,909
                                       ========  ========  ========  ========
PRODUCTION:
Oil production (MBbls) . . . . . . . .      403       877     1,240     2,615
Natural gas production (MMcf). . . . .   16,774    25,279    48,379    75,222
Net equivalent production (MMcfe). . .   19,193    30,543    55,819    90,914
Oil production hedged by Fixed-Price
 Contracts (MBbls) . . . . . . . . . .       --        --       362        79
Gas production hedged by Fixed-Price
 Contracts (BBtu). . . . . . . . . . .   11,673    13,975    29,241    36,862

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, continued
                                       Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                       ------------------  ------------------
                                         1997      1998      1997      1998
                                       --------  --------  --------  --------

AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price . . . . . . . . . . . $  18.32  $  11.90  $  20.09  $  12.79
  Effect of Fixed-Price Contracts (1).       --        --       .26       .19
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $  18.32  $  11.90  $  20.35  $  12.98
                                       ========  ========  ========  ========
  Average fixed price received under
   Fixed-Price Contracts . . . . . . . $    n/a  $    n/a  $  22.32  $  22.20
  Net effective realization (2). . . .      n/a       n/a       98%       92%
Natural gas (per Mcf):
  Wellhead price . . . . . . . . . . . $   2.27  $   1.96  $   2.43  $   2.07
  Effect of Fixed-Price Contracts (1).      .04       .30      (.01)      .20
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $   2.31  $   2.26  $   2.42  $   2.27
                                       ========  ========  ========  ========
  Average fixed price received under
   Fixed-Price Contracts . . . . . . . $   2.41  $   2.60  $   2.45  $   2.60
  Net effective cash realization (2) .      97%       96%       99%       95%
Equivalent price (per Mcfe). . . . . . $   2.40  $   2.21  $   2.55  $   2.25

EXPENSES: (per Mcfe)
Operating costs:
  Lease operating. . . . . . . . . . . $    .43  $    .43  $    .45  $    .45
  Production taxes . . . . . . . . . . $    .12  $    .11  $    .13  $    .11
General and administrative . . . . . . $    .21  $    .21  $    .21  $    .21
Depreciation, depletion and
    amortization - oil & gas . . . . . $    .82  $   1.09  $    .82  $   1.07

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

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  Net Income (Loss) and Cash Flows from Operating Activities. For the quarter ended September 30, 1998, the Company realized a net loss of $5.4 million, or $.14 per share, on total revenue of $68.8 million. This compares to net income of $4.4 million, or $.16 per share, on total revenue of $46.8 million for the third quarter of 1997. Cash flows from operating activities (before working capital changes) for the third quarter of 1998 grew significantly, increasing 38% to $35.6 million compared to $25.8 million for the third quarter of 1997. Significant production growth was the principal driver behind the increase in operating cash flows, more than offsetting the effects of lower oil and gas prices. Increases in non-cash expenses (oil and gas depletion and exploration costs) adversely affected results of operations for the quarter ended September 30, 1998. Cash flows provided by operating activities after consideration of the net change in working capital increased to $44.6 million from the $26.5 million reported for the third quarter of 1997, primarily due to the increase in production previously discussed and a decrease in accounts receivable.

  Production. The Company produced 30.5 Bcfe for the third quarter of 1998 compared to 19.2 Bcfe for the prior year third quarter, an increase of 59%. Gas production increased to 25.3 Bcf compared to 16.8 Bcf for the third quarter of 1997, an increase of 51%. Oil production for the third quarter of 1998 increased 118% to 877 MBbls compared to 403 MBbls for the prior-year third quarter. These increases in production are primarily attributable to the American Acquisition and the results of the Company's oil and gas drilling program.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.21 per Mcfe for the quarter ended September 30, 1998, a decrease of 8% from the $2.40 per Mcfe received for the third quarter of 1997. The Company's gas production yielded an average price of $2.26 per Mcf, a decrease of 2% compared to $2.31 per Mcf for the prior-year third quarter.
The Company's average gas price for the 1998 third quarter was enhanced $.30 per Mcf as a result of the Company's hedging activities. The average gas price for the third quarter of 1997 increased $.04 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the third quarter of 1998 was $11.90 per Bbl a decrease of 35% from the $18.32 per Bbl received for the prior-year third quarter. No fixed-price oil contracts were in effect during the 1998 or 1997 third quarters.

  The net effect of higher gas production and lower gas prices was to increase gas sales to $57.0 million for the third quarter of 1998 compared to $38.7 million for the third quarter of 1997. The net effect of higher oil production and lower oil prices increased oil sales to $10.4 million compared to $7.4 million reported for the prior-year quarter. The impact of the Company's gas hedging activities was to increase gas sales by $7.6 million for the quarter ended September 30, 1998 and to increase gas sales by $.7 million for the

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

quarter ended September 30, 1997.  See "Fixed-Price Contracts."

  Operating Costs. Operating costs for the third quarter of 1998 were comprised of $13.3 million of lease operating expenses and $3.2 million of production taxes. This compares to $8.2 million of lease operating expenses and $2.4 million of production taxes for the third quarter of 1997. These increases are principally attributable to producing properties acquired in the American Acquisition and wells drilled during the previous twelve months. Lease operating expenses on a natural gas equivalent unit of production basis remained constant at $.43 per Mcfe for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

  General and Administrative Expense. General and administrative expense("G&A") for the third quarter of 1998 was $6.4 million, an increase of 61% from the prior-year third quarter amount of $4.0 million. This increase is primarily attributable to increases in personnel and related costs as a result of the American Acquisition. On a natural gas equivalent unit of production basis, G&A remained constant at $.21 per Mcfe for the 1998 and 1997 third quarters.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $9.7 million for the quarter ended September 30, 1998, compared to $1.9 million for the third quarter of 1997. The 1998 amount consists of $7.6 million of dry hole costs, $1.3 million of seismic acquisition and other geological and geophysical costs and $.8 million of leasehold costs. The 1997 amount consists of $1.7 million of dry hole costs and $.2 million of seismic acquisition and other geological and geophysical costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the third quarter of 1998 was $34.7 million compared to $17.0 million for the prior-year third quarter. This increase in DD&A is attributable to higher production levels and an increase in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $1.09 for the 1998 third quarter compared to $.82 for the third quarter of 1997. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves using the purchase method of accounting.

  Interest Expense. Interest expense for the third quarter of 1998 was $10.1 million compared to $6.5 million for the third quarter of 1997. This increase is primarily attributable to a higher level of outstanding indebtedness for the 1998 third quarter as a result of the American Acquisition. On a natural gas equivalent unit of production basis, interest costs decreased to $.33 per Mcfe for the third quarter of 1998 compared to $.34 per Mcfe for the prior-year third quarter. The net impact of interest rate swaps in effect for the third quarter of 1998 and 1997 was not material.

  Income Taxes. For the third quarter of 1998, the Company recorded a tax benefit of $3.2 million on a pre-tax loss of $8.7 million, an effective rate

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

of 37%. This compares to an income tax provision of $2.4 million provided on pre-tax income of $6.8 million, an effective rate of 35%, for the third quarter of 1997. The effective rate for the third quarter of 1997 was lower than the statutory rate primarily due to the availability of Section 29 credits.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Net Income (Loss) and Cash Flows from Operating Activities. The Company realized a net loss of $17.9 million, or $.45 per share, on total revenue of $208.8 million for the nine months ended September 30, 1998. This compares with net income of $22.6 million, or $.81 per share, on total revenue of $152.8 million for the nine months ended September 30, 1997. Cash flows from operating activities (before working capital changes) for the first nine months of 1998 were notably higher at $108.2 million, compared to $80.3 million for the first nine months of 1997, an increase of 35%. The decrease in 1998 earnings was primarily the result of lower oil and gas prices, higher DD&A, and increased exploration costs. The increase in cash flows provided by operating activities (before working capital changes) was primarily driven by significant production growth as described below. Cash flows provided by operating activities after consideration of the net change in working capital increased to $117.4 million from the $80.5 million reported for the third quarter of 1997, primarily due to the increase in production previously discussed and a decrease in accounts receivable.

  Production. The Company produced 90.9 Bcfe for the first nine months of 1998 compared to 55.8 Bcfe for the comparable prior-year period, an increase of 63%. Gas production increased to 75.2 Bcf compared to 48.4 Bcf for the first nine months of 1997, an increase of 55%. Oil production for the first nine months of 1998 increased 111% to 2,615 MBbls compared to 1,240 MBbls for the first nine months of 1997. These increases are primarily attributable to the American Acquisition and the results of the Company's exploration and development drilling activities.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.25 per Mcfe for the first nine months of 1998, a decrease of 12% from the $2.55 per Mcfe received for the first nine months of 1997. The Company's gas production yielded an average price of $2.27 per Mcf, a decrease of 6% compared to $2.42 per Mcf for the prior-year period. The Company's average gas price for the first nine months of 1998 was enhanced $.20 per Mcf as a result of the Company's hedging activities. The average gas price for the first nine months of 1997 decreased $.01 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first nine months of 1998 was $12.98 per Bbl compared to $20.35 per Bbl for the first half of 1997, a decline of 36%. The average oil price for the current year nine-month period was enhanced $.19 per Bbl as a result of the Company's hedging activities. Fixed-Price Contracts in effect during the prior-year nine-month period increased the average oil price by $.26 per Bbl.

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

  The combination of higher gas production and lower gas prices increased gas sales to $170.9 million for the first nine months of 1998 compared to $117.0 million for the first nine months of 1997. The net effect of higher oil production and lower oil prices increased oil sales to $34.0 million compared to $25.2 million reported for the prior-year period. The aggregate impact of the Company's oil and gas hedging activities was to increase oil and gas sales by $15.4 million for the nine months ended September 30, 1998 and to decrease oil and gas sales by $.2 million for the nine months ended September 30, 1997. See "Fixed-Price Contracts."

  Other Income. Other income for the first nine months of 1998 was $3.9 million compared to $10.6 million for the first nine months of 1997. The 1997 amount included a net gain of $8.5 million realized upon the sale of a non-core waterflood property.

  Operating Costs. Operating costs for the first nine months of 1998 were comprised of $40.5 million of lease operating expenses and $10.1 million of production taxes. This compares to $25.1 million of lease operating expenses and $7.4 million of production taxes for the first nine months of 1997. These increases are principally attributable to producing properties acquired in the American Acquisition and wells drilled during the previous twelve months. Lease operating expenses on a natural gas equivalent unit of production basis remained constant at $.45 per Mcfe for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

  General and Administrative Expense. G&A for the first nine months of 1998 was $19.0 million compared to $11.9 million for the comparable prior-year period. This increase is primarily attributable to increases in personnel and related costs as a result of the American Acquisition. On a natural gas equivalent unit of production basis, G&A remained constant at $.21 per Mcfe for the first nine months of 1998 compared to the first nine months of 1997.

  Exploration Costs. Exploration costs were $26.6 million for the nine months ended September 30, 1998, compared to $5.3 million for the nine months ended September 30, 1997. The 1998 amount consists of $16.0 million of dry hole costs, $7.6 million of seismic acquisition and other geological and geophysical costs and $3.0 million of leasehold costs. The 1997 amount consists of $2.5 million of dry hole costs, $2.2 million of seismic acquisition and other geological and geophysical costs and $.6 million of leasehold costs. The Company invested $70.4 million and $14.0 million, respectively, in its exploration program during the nine months ended September 30, 1998 and 1997.

  Depreciation, Depletion and Amortization. DD&A for the first nine months of 1998 was $101.0 million compared to $49.2 million for the first half of 1997. This increase in DD&A is attributable to higher production levels and an increase in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $1.07 for the first nine months of 1998 compared to $.82 for the first nine months of 1997. This increase was due

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

primarily to the American Acquisition purchase price allocated to proved reserves using the purchase method of accounting.

  Impairment. In the second quarter of 1998, the Company recorded an impairment charge of $9.9 million as the result of an impairment review conducted in response to the significant decline in oil prices. This review identified one field which had a net book value in excess of estimated future net revenues for the field, which resulted in the impairment charge. There was no impairment charge recorded for the first nine months of 1997.

  Interest Expense. Interest expense for the nine months ended September 30, 1998 was $30.6 million compared to $19.0 million for the nine months ended September 30, 1997. This increase is primarily attributable to a higher level of outstanding indebtedness for the first nine months of 1998 as a result of the American Acquisition. On a natural gas equivalent unit of production basis, interest costs remained constant at $.34 per Mcfe for the first nine months of 1998 and 1997. The net impact of interest rate swaps in effect for the first nine months of 1998 and 1997 was immaterial.

  Income Taxes. For the first nine months of 1998, the Company recorded a tax benefit of $11.0 million on a pre-tax loss of $28.8 million, an effective rate of 38%. This compares to an income tax provision of $12.2 million provided on pre-tax income of $34.8 million, an effective rate of 35%, for the first nine months of 1997. The effective rate for the first nine months of 1997 was lower than the statutory rate primarily due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the nine months ended September 30, 1998 and 1997, the Company expended $196.7 million and $109.4 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the nine-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the nine months ended September 30, 1998 and 1997 were $108.2 million and $80.3 million, representing 55% and 73%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in lower cash flows from operating activities, which could, in turn, impact the amount of capital invested by the Company. See "Fixed-Price Contracts."

  The Company received net proceeds of $26.2 million in connection with the January 1997 sale of a non-core waterflood property. The proceeds were used

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

to reduce outstanding indebtedness. As a result, cash flows from financing activities for the first nine months of 1997 reflected a net source of cash of $6.2 million, compared to an $80.6 million source of cash for the first nine months of 1998. Included in the amount for 1998 is $40.1 million of proceeds received in connection with the termination of a Fixed-Price Contract. See
Note 7 of the Condensed Notes to Consolidated Financial Statements appearing elsewhere herein. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities.

  The Company's EBITDAX increased from $108.4 million for the first nine months of 1997 to $139.2 million for the first nine months of 1998. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments and exploration costs. Increases in EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

  Credit Facility. In October 1997, in connection with the American Acquisition, the Company replaced its $300 million borrowing base credit facility with a new $550 million revolving credit facility (the "Credit Facility"). Upon the issuance of senior notes in December 1997, the Company reduced the aggregate commitment under the Credit Facility to $450 million (the "Commitment"). The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. Letters of credit are limited to $75 million of such availability. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. The Company has relied upon the Credit Facility and the predecessor bank facility to provide funds for acquisitions and drilling activities, and to provide letters of credit to meet margin requirements under Fixed-Price Contracts. As of September 30, 1998, the Company had $290.0 million of principal and $5.0 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At September 30, 1998, the applicable interest rate was LIBOR plus 30 basis points. The

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At September 30, 1998, the effective interest rate for borrowings under the Credit Facility was 6.2%, including the effect of interest rate swaps. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

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

  Other Lines of Credit. The Company has certain other lines of credit available to it which aggregated $45.1 million as of September 30, 1998. Such short-term lines of credit are uncommitted, unsecured and used primarily to meet margin requirements under Fixed-Price Contracts and for working capital purposes. As of September 30, 1998, the Company had $4.6 million of borrowings and $15.1 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1998, and to meet the Company's margin requirements under its Fixed-Price Contracts.
See "Commitments and Capital Expenditures" and "Fixed-Price Contracts." At September 30, 1998, the Company had a working capital deficit of $5.6 million and a current ratio of .9 to 1. Total long-term debt outstanding at September 30, 1998 was $592.6 million. The Company's long-term debt as a percentage of its total capitalization was 57%. This ratio is expected to decrease upon the adoption of SFAS 133. See Note 4 of the Condensed Notes to Consolidated Financial Statements appearing elsewhere herein.

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to increase oil and gas production and reserves through acquisition, development and exploration activities. For the nine months ended September 30, 1998, the Company expended $196.7 million in connection with this strategy, including $121.0 million for development activities and $70.4 million for exploration activities which includes $16.6 million of unproved property costs expected to benefit future periods. This expenditure level resulted in the drilling of 270 development wells and 22 exploratory wells. Of these wells, 250 development wells and 11 exploratory wells were successfully completed as producers, for a completion success rate of 93% and 50%, respectively (an overall success rate of 89%). In connection with the Company's fourth quarter drilling plans, the board of directors recently approved a $15 million increase, bringing the total 1998 drilling budget to $215 million. Actual levels of development and exploration expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities.

  Certain significant exploratory successes have just recently begun contributing to the Company's production growth. During October, the Company brought two offshore discoveries on production at a combined rate of 22 MMcf of natural gas per day. The Company owns a 100% working interest in these wells. In the Gulf Coast region, four new Lower Wilcox tests recently came on production at a combined rate of 16 MMcf of natural gas per day. The combined production rate is expected to increase to 25 MMcf per day when associated pipeline capacity is increased, scheduled to occur by year-end 1998. The Company owns an average 36% working interest in these four wells. Further, casing has been set on four additional Lower Wilcox discoveries which are presently undergoing completion. The Company also has an average 36% working interest in these four wells. Five additional Lower Wilcox wells are expected to reach total depth by year-end 1998.

  The Company continues to actively search for attractive proved reserve acquisitions but is not able to predict the timing or amount of capital expenditure which may be employed in acquisitions during 1998 and is not currently obligated to make any material acquisitions.

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1995,

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

1996 and 1997, Fixed-Price Contracts hedged 84%, 51%, and 60% of the Company's natural gas production not otherwise subject to fixed prices and 86%, 67% and 33% of its oil production, respectively. For the nine months ended September 30, 1998, Fixed-Price Contracts hedged 49% of the Company's natural gas production and 3% of its oil production. As of September 30, 1998, Fixed-Price Contracts are in place to hedge 275 Bcf of the Company's estimated future production from proved gas reserves and 690 MBbls of its future oil production.

  During 1998, the Company entered into ten natural gas fixed-price collars which had floors hedging an aggregate of 17.2 TBtu of natural gas, 9.9 TBtu for 1998 and 7.3 TBtu for 1999, and ceilings covering 33.2 TBtu of natural gas, 18.6 TBtu for 1998 and 14.6 TBtu for 1999. The Company additionally entered into one crude oil fixed-price collar, the floor of which hedges 230 MBbls of oil and the ceiling covers 460 MBbls of oil for the fourth quarter of 1998. The natural gas collars contain floor prices ranging from $2.10 per MMBtu to $2.68 per MMBtu and ceiling prices ranging from $2.41 per MMBtu to $3.08 per MMBtu. The weighted average ceiling and floor prices are $2.74 per MMBtu and $2.40 per MMBtu, respectively. The Company entered into a gas swap which hedges 600 MMcf in the fourth quarter of 1998 at an average fixed-price of $2.46 per Mcf. The oil collar contains a floor price of $16.55 per Bbl and a ceiling price of $18.10 per Bbl. The Company also entered into an oil swap which hedges 230 MBbls in the fourth quarter of 1998 at an average fixed-price of $16.52 per Bbl. For an expanded discussion of the Company's Fixed-Price Contracts, see the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

OUTLOOK FOR FISCAL 1998
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1998" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for an expanded discussion of 1998 estimates. Subject to the uncertainties identified in "Forward-Looking Statements" and other information provided elsewhere in this document and in the Company's Form 10-Q for the quarter ended June 30, 1998, no material modifications to previously disclosed estimates are deemed necessary.

YEAR 2000 COMPLIANCE
  General. The Company continues to address the business issues surrounding the ability of computer software and hardware and other business systems to appropriately consider periods and dated after December 31, 1999, both in its

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

offices and field locations ("Year 2000 Issue"). Non-compliant information technology ("IT") systems and non-IT systems could result in system failures or miscalculations causing disruptions of business operations or a temporary inability to engage in normal business activities. Both IT and non-IT systems may contain embedded technology, which complicates the Company's efforts to identify, assess and remediate Year 2000 Issue.

  The Company has formed a task force to develop and implement a comprehensive plan to resolve the Year 2000 Issue and to oversee the assessment, remediation, testing and implementation phases of the plan. The plan encompasses a study of significant operational exposures that would be reasonably likely to result from the failure by the Company or significant third parties to be Year 2000 compliant on a timely basis. These exposures include the ability of the Company to produce its oil and gas reserves, to maintain environmental compliance and to meet contractual obligations. It also includes the ability of the Company's purchasers, transporters, outside operators and other customers to buy, take delivery of, transport and pay for natural gas and crude oil produced. Other risks relate to continued performance of suppliers, vendors and service companies that the Company relies upon to conduct its operations, as well as the financial institutions utilized in connection with the Company's borrowing and cash management activities. The mandate of the task force includes monitoring the progress of third parties as deemed appropriate, to the extent information can be obtained.

  Status. IT Systems. The Company has completed the assessment phase of all significant IT systems, including its accounting, land, production and engineering software and its computer hardware. The remediation phase is estimated to be 90% complete and is expected to be fully completed in December 1998. The testing phase is presently estimated to be 60% complete, and is expected to be fully completed in February 1999. The implementation phase is estimated to be 50% complete with upgraded IT systems fully operational in March 1999.

  Non-IT Systems. The Company has completed the assessment phase of all significant non-IT systems, which included operating equipment with embedded chips or software. The Company believes that the remediation, testing and implementation phases are also complete. The existence of embedded technology is by nature more difficult to identify. While the Company believes that all significant non-IT systems are Year 2000 compliant, the task force will continue to search for previously unidentified exposures.

  Third Parties. The Company estimates that it is 90% complete with the assessment phase of its exposure to Year 2000 compliance by material third parties. The assessment phase is expected to be completed in December 1998. The responses received to date from third parties have not identified a material non-compliance issue that would require remediation by the Company. However, the Company does not have the ability to substantiate actual Year 2000 compliance by third parties and there can be no assurance that all

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

material third parties will be compliant on a timely basis. The Company will continue to monitor its exposure to material third parties to the extent information is available. The Company has a limited number of systems which interface directly with third parties. Such systems, although believed to be compliant, are not significant to the Company's business operations.

  The Company cannot be assured that the various phases of its Year 2000 plan will successfully identify and mitigate all material exposures to the Year 2000 Issue. See Risk Factors below.

  Costs. The Company has used, and will continue to use, primarily internal resources to reprogram, or replace, test and implement the software, hardware and operating equipment for Year 2000 modifications. Because the majority of the software employed by the Company was purchased from third parties subject to ongoing maintenance agreements, Year 2000 upgrades did not result in significant cash outlays. Total costs incurred to date in connection with Year 2000 compliance has been immaterial. The estimated costs attributable to remaining compliance issues in the aggregate is expected to be less than $250,000 including hardware, software, internal and external labor costs.

  Risk Factors. Management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner and does not expect to incur significant operational problems due to Year 2000 non-compliance. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. In the unlikely event that the Company did not complete any additional phases, the Company would be unable to accurately account for its business activities, process vendor payments, distribute revenues or bill third parties. In addition, the Company would be forced to change its engineering software supplier or rely upon third party consultants for its engineering needs.

  No assurance can be given that all material Year 2000 issues will be identified, or that all material third parties will be compliant by the Year 2000. If all significant Year 2000 issues are not properly and timely identified, assessed, remediated, tested and implemented, there can be no assurance that the Company's results of operations will not be materially affected. Additionally, there can be no assurance that non-compliance by third parties will not have a material adverse effect on the Company's systems or results of operations. Finally, major disruptions in the economy resulting from the Year 2000 issues could also materially adversely effect the Company. The Company currently does not have a contingency plan in place in the event of Year 2000 non-compliance. The Company plans to evaluate the status of its Year 2000 plan in March 1999 and will determine at that date whether such a plan is necessary.

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: November 10, 1998          /s/ Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Executive Vice President and Chief Financial
                                 Officer