Form 10-K405
period 1998-12-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1999-03-25
CIK 912264

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the fiscal year ended December 31, 1998
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

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

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
            Title of each class                 on which registered
------------------------------------------   ------------------------
  Common Stock, par value $.01 per share      New York Stock Exchange
9-1/4% Senior Subordinated Notes due 2004     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]   NO [ ]

 Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 12, 1999, was approximately $296.1 million (based on a value of $15.50 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 40,109,758 shares of Common Stock, par value $.01 per share, were outstanding on March 12, 1999.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference into Part III.

                        LOUIS DREYFUS NATURAL GAS CORP.
                                   Form 10-K
                               Table of Contents

                                                                                        Page
                                                                                        -----
                                             PART I

Item 1 --   BUSINESS ..................................................................   3
            General ...................................................................   3
            Business Strategy .........................................................   3
            Forward-Looking Statements ................................................   4
            Recent Developments .......................................................   5
            Acquisitions ..............................................................   5
            Marketing .................................................................   6
            Competition ...............................................................   7
            Regulation ................................................................   7
            Certain Operational Risks .................................................   9
            Employees .................................................................   9
            Relationship Between the Company and S.A. Louis Dreyfus et Cie ............   9
            Potential Conflicts of Interest ...........................................  10
            Certain Definitions .......................................................  10
Item 2 --   PROPERTIES ................................................................  12
            General ...................................................................  12
            Core Areas ................................................................  13
            Reserves ..................................................................  16
            Costs Incurred and Drilling Results .......................................  17
            Acreage ...................................................................  18
            Productive Well Summary ...................................................  19
            Title to Properties .......................................................  19
Item 3 --   LEGAL PROCEEDINGS .........................................................  19
Item 4 --   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................  20

                                            PART II

Item 5 --   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS ..................................................................  20
Item 6 --   SELECTED FINANCIAL DATA ...................................................  20
Item 7 --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS ....................................................  22
            Overview ..................................................................  22
            Results of Operations - Fiscal Year 1998 Compared to Fiscal Year 1997 .....  24
            Results of Operations - Fiscal Year 1997 Compared to Fiscal Year 1996 .....  25
            Capital Resources and Liquidity ...........................................  26
            Commitments and Capital Expenditures ......................................  28
            Outlook for Fiscal Year 1999 ..............................................  28
            Year 2000 Compliance ......................................................  30
Item 7A--   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................  31
            General ...................................................................  31
            Fixed-Price Contracts .....................................................  31
            Interest Rate Sensitivity .................................................  35
Item 8 --   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............................  36
Item 9 --   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE .................................................  36

                        LOUIS DREYFUS NATURAL GAS CORP.
                                   Form 10-K
                         Table of Contents (continued)

                                                                              Page
                                                                              -----
                                       PART III

Item 10 --   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............  37
Item 11 --   EXECUTIVE COMPENSATION .........................................  37
Item 12 --   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .  37
Item 13 --   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  37
                                       PART IV
Item 14 --   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   37

                        LOUIS DREYFUS NATURAL GAS CORP.

                                    PART I

Item 1. Business

General

Louis Dreyfus Natural Gas Corp. (the "Company" or "Registrant") is one of the largest independent natural gas companies in the United States engaged in the acquisition, development, exploration, production and marketing of natural gas and crude oil. The Company's acquisition, development and exploration activities are primarily conducted in three geographically concentrated core areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas and the Panhandle of Texas; and the Gulf Coast Region, which includes South Texas, Offshore Gulf of Mexico, East Texas, Southwest Arkansas and North Louisiana (collectively "Core Areas"). Approximately 94% of the Company's proved reserve value at December 31, 1998 is located within these Core Areas. Proved reserves as of December 31, 1998 totaled 1.3 Tcfe and had a Present Value (as hereinafter defined) of $979 million. The Company's operated properties contain more than 80% of its total proved reserves. Natural gas reserves comprised 89% of the Company's year-end proved reserve position and 86% of its reserves were proved developed. The Reserve Life of its proved reserves, as hereinafter defined, was 11.0 years.

     The Company was acquired in 1990 by S.A. Louis Dreyfus et Cie to engage in oil and gas acquisition, development, production and marketing activities. At the time of acquisition, the Company's proved reserves totaled 61 Bcfe. Since that date, the Company has experienced significant growth in its production and reserves through a balanced strategy of proved reserve acquisitions and development and exploration drilling. The Company has accumulated interests in
3.6 million gross acres with 1,575 identified drilling locations. Of these locations, 394 had been assigned proved undeveloped reserves at December 31, 1998. The Company aggressively exploits the value in its properties through an active development drilling program. This program has resulted in the drilling of 1,439 wells with a completion success rate of 93% over the five-year period ended December 31, 1998. In recent years, exploratory drilling has been increasingly emphasized as an integral component of its business strategy and, consequently, the Company has incurred substantial up-front costs, including significant acreage, seismic and other geological and geophysical costs. During 1998, the Company invested $83 million in connection with exploration activities, $23 million of which was directed to acreage and seismic acquisition. The Company's exploration program has had a cumulative drilling success rate of 69% since its inception in 1995.

     The Company's balanced growth strategy has enabled the Company to replace 296% of its production since 1993 at an average Finding Cost, as defined herein, of $1.07 per Mcfe, including the purchase accounting impact of its acquisition of American Exploration Company in 1997 ("American Acquisition"). Finding Costs excluding the effects of the American Acquisition, which Management believes are more representative of the Company's historical ability to replace reserves, were $.86 per Mcfe over this same five year period. The following table reflects the Company's growth since 1993:

Production, Proved Reserves, Earnings
Per Share and Cash Flow Growth

                                                                          Years Ended December 31,                      Five-Year
                                                     -----------------------------------------------------------------   Growth
                                                          1998           1997          1996        1995        1994       Rate
---------------------------------------------------------------------------------------------------------------------------------
Production (Bcfe)                                         121.6          84.3          75.0        61.4        54.3       23.0%
Proved reserves (Bcfe)                                  1,340.2       1,203.4         990.2       876.1       689.9       16.4
EBITDAX (MM$) (1)                                      $  186.2      $  164.9        $128.6      $111.6      $ 94.0       25.8
Net cash provided by operating activities (MM$)        $  147.4      $  129.8        $101.8      $ 89.5      $ 80.9       22.8
Net income (loss) per share--basic and diluted (2)     $  (1.31)     $   (.53)       $  .76      $  .40      $  .39        NM
---------------------------------------------------------------------------------------------------------------------------------

(1) See "-- Certain Definitions."

(2) Earnings for 1998 were adversely affected by a $52.5 million non-cash impairment charge and a significant decline in oil and gas prices. Earnings for 1997 were adversely affected by a $75.2 million non-cash impairment charge, substantially all of which was recognized in connection with the American Acquisition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The address of the Company's principal executive offices is 14000 Quail Springs Parkway, Suite 600, Oklahoma City, Oklahoma 73134, and its telephone number is (405) 749-1300.

Business Strategy

The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings. This strategy is implemented through the following:

   Expanded Exploration Program. Increased exploration activity in the Company's Core Areas exposes the Company to higher production and reserve growth potential. The Company has a staff of 30 geoscientists and reservoir engineers who have extensive experience in the use of advanced technologies, including 3-D seismic analysis, computer aided mapping and reservoir simulation modeling. These technologies are combined with a considerable knowledge base gained through the Company's operating and development drilling activities in these Core Areas. The combination results in a disciplined approach to exploration growth. During 1998, $83 million was invested in connection with exploration activities, including drilling, seismic data collection and unproved lease acquisitions. Since the inception of the program in 1995, the Company has drilled 103 gross (63 net) exploratory wells with a completion success rate of 69%. The Company has allocated $61 million, or 36%, of its 1999 drilling budget to exploration activities.

   Development Drilling. The Company aggressively exploits the value in its oil and gas property base through its active development drilling program. The development drilling program has been an important source of low-risk production growth and is conducted in areas where multiple productive oil and gas bearing formations are likely to be encountered, thus reducing dry hole risk. The Company has drilled 1,336 gross (851 net) development wells with a completion success rate of 94% over the five-year period ended December 31, 1998. For 1999, the Company plans to continue its aggressive development drilling program by investing $109 million, or 64% of its 1999 drilling budget.

   Strategic Acquisitions. The Company has grown rapidly by investing $544 million to acquire 563 Bcfe of proved reserves over the five-year period ended December 31, 1998, an average acquisition cost of $.97 per Mcfe. The Company believes the cost of these acquisitions compares favorably to industry averages. These acquisitions have been geographically concentrated in its Core Areas where the Company possesses considerable operating expertise and realizes economies of scale. The Company principally targets acquisitions which have significant development potential, are in close proximity to existing properties, have a high degree of operatorship and can be integrated with minimal incremental administrative cost.

   Large Property Base. The Company owns interests in approximately 9,200 wells located primarily in its Core Areas. As a result of this large property base, the opportunity to generate positive results through the application of improved production technologies and to achieve economies of scale is enhanced while the risk of material adverse financial consequences from unexpected production problems is minimized. The Company has five district offices in its Core Areas and employs approximately 140 pumpers and other field personnel to provide onsite management of its properties.

   Price Risk Management. The Company manages a portion of the risks associated with decreases in prices of natural gas and crude oil through long-term fixed-price physical delivery contracts, energy swaps, collars, futures contracts and basis swaps (collectively "Fixed-Price Contracts"). Over the five-year period ended December 31, 1998, Fixed-Price Contracts have generated $55.1 million in additional revenues and operating cash flows and have resulted in additional cash proceeds of $76.8 million which have been used to fund the Company's drilling activities. The estimated fair value of the Company's Fixed-Price Contracts was $122.6 million at December 31, 1998, based on the difference between contract prices and forward market prices, as adjusted for basis, contract performance risk and counterparty credit risk. This contract value now resides on the Company's balance sheet as a result of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The estimated undiscounted, unrisked future net revenues associated with these contracts was $226.4 million. Fixed-Price Contracts provide a base of predictable cash flows for a portion of the Company's gas and oil sales, enabling the Company to pursue its capital expenditures with a greater degree of assurance. The Company has not entered into Fixed-Price Contracts with a term in excess of 12 months since 1996 due to Management's belief that demand and supply fundamentals for natural gas imply the potential for prices in excess of those currently available in the long-term forward market. Forty-four percent of the Company's 1998 production was hedged by Fixed-Price Contracts.

Forward-Looking Statements

All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions as of December 31, 1998, and other information currently available to Management. Such Forward-Looking Statements include among others, statements regarding the Company's future drilling plans and objectives, and related exploration and development budgets, and number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risks, counterparty risks, environmental risks, drilling risks, reserve risks, and operations and production risks. Certain of these risks are described elsewhere herein. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for Fiscal Year 1999." Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated contribution to future results of operations are based upon market information as of a specific date. Such market information in certain cases is a function of significant judgment and estimation. Further, market prices for oil and gas and market money rates are subject to significant volatility. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

Recent Developments

The following information discusses certain of the more significant accomplishments of the Company during the year ended December 31, 1998.

     1998 Drilling Program. The Company's drilling program for 1998 was the most extensive and the most successful in the Company's history. The program resulted in the drilling of 351 wells, of which 311 wells were completed as commercial producers for a drilling success rate of 89%. This well count included 27 exploratory wells, 52% of which were completed as producers, and 324 development wells, 92% of which were completed as producers. Through this program, the Company added 258 Bcfe of proved reserves to its reserve base at an all-in finding and development cost (total costs incurred to explore and develop oil and gas properties divided by proved reserves added through extensions and discoveries and revisions of previous estimates) of $.86 per Mcfe. 1998 marked the fifth consecutive year that the Company replaced its production through its drilling activities. See "Item 2--Properties--Costs Incurred and Drilling Results."

     Proved Reserves. As of December 31, 1998, the Company's proved reserves had grown 11% in relation to 1997 and was comprised of 24 MMBbls of oil and 1.2 Tcf of natural gas, or 1.3 Tcfe. This reserve growth represents a production replacement ratio of more than 200%. The Company's estimated future net revenues from proved reserves was $2.0 billion as of December 31, 1998. The present value of such future net revenues discounted at 10% ("Present Value") was $1.0 billion. See "Item 2--Properties--Reserves" and Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

     Financial Results. The Company reported a net loss of $52.6 million, or $1.31 per share, on total revenue of $278.5 million for 1998. This compares to a net loss of $16.1 million, or $.53 per share, on total revenue of $232.9 million for 1997. The Company reported record cash flows from operating activities (before working capital changes) of $144.9 million for the year ended December 31, 1998, which compares to $127.1 million for 1997, an increase of 14%. Cash flows provided by operating activities after consideration for the change in working capital was $147.4 million, which compares to $129.8 million for 1997. The 1998 increase in revenues and operating cash flows was achieved primarily through growth in oil and gas production which increased 44% to 121.6 Bcfe for the year. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997."

Acquisitions

The Company has completed a significant number of proved reserve acquisitions during the past five years, including three ranging in size from $87 million to $340 million. In 1998, the Company completed only a nominal amount of acquisitions due to high relative prices being asked by sellers of proved properties in relation to market prices for oil and gas. The market for proved reserve acquisitions is expected to be more favorable to purchasers in 1999 as some companies are forced to reduce leverage without having access to capital markets. The following table summarizes the Company's acquisition activity for the five years ended December 31, 1998:

Summary Acquisition Information

                                                                     Years Ended December 31,
                                                  ---------------------------------------------------------------
                                                     1998         1997         1996          1995         1994         Total
-----------------------------------------------------------------------------------------------------------------------------
Estimated proved reserves acquired (Bcfe) (1)           7          234           76           190           56           563
Acquisition cost (MM$)                               $4.1       $349.0        $36.1        $118.7        $36.6        $544.5
Acquisition cost per Mcfe (2)                        $.56       $ 1.49        $ .48        $  .62        $ .65        $  .97
-----------------------------------------------------------------------------------------------------------------------------

(1) Based on the first year-end reserve report prepared following the acquisition date as adjusted for production between the acquisition date and year-end.

(2) Results for 1997 include the purchase accounting impact of the American Acquisition.

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

Marketing

Fixed-Price Contracts

Description. The Company has entered into Fixed-Price Contracts to reduce its exposure to decreases in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. At December 31, 1998, these contracts hedged 244 Bcf of future natural gas production. The fixed prices in such contracts generally escalate over the contract term. The Company has traditionally hedged a significant portion of its natural gas and crude oil production. In recent years, a progressively smaller share of the Company's production and reserve additions have been hedged due to Management's belief that longer-term demand and supply fundamentals for natural gas imply the potential for prices in excess of those currently available in the long-term forward market. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending on market conditions, capital investment considerations and other factors.

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

     Counterparties. The following table summarizes certain information concerning the Company's natural gas Fixed-Price Contracts and associated counterparties at December 31, 1998:

Natural Gas Fixed-Price Contract
Volumes by Counterparty

                                                      Volumes Committed (BBtu)
                                  -------------------------------------------------------------      Percentage
                                                      Energy Swaps                                       of
                                    Delivery    -----------------------                              Committed
                                   Contracts      Sales      Purchases     Collars       Total         Volume
---------------------------------------------------------------------------------------------------------------
Type of Counterparty:
Independent power producers         105,648          --            --          --       105,648         43%
Pipeline marketing affiliates        59,682      23,068        (1,825)         --        80,925         33
Financial institutions                   --          --        (9,125)      7,300        (1,825)        (1)
Other                                19,575      39,900            --          --        59,475         25
---------------------------------------------------------------------------------------------------------------
Total                               184,905      62,968       (10,950)      7,300       244,223        100%
---------------------------------------------------------------------------------------------------------------

For additional information concerning the Company's Fixed-Price Contracts, see "Item 7A--Quantitative and Qualitative Disclosures About Market
Risk--Fixed-Price Contracts."

Wellhead Marketing

The majority of the Company's wellhead gas production is sold to a variety of purchasers on the spot market or dedicated to contracts with market-sensitive pricing provisions. Substantially all of the undedicated natural gas produced from Company-operated wells is marketed by the Company. Additionally, the majority of the oil and condensate produced from Company-operated properties is sold on a market price sensitive basis. During 1998, the Company had gas sales to two unrelated purchasers which approximated 21% and 10% of total revenues. See Note 9 of the Notes to Consolidated Financial Statements appearing elsewhere herein. The loss of any wellhead purchaser is not anticipated to have a material adverse effect on the Company because there are a substantial number of alternative purchasers in the markets in which the Company sells its wellhead production.

Competition

The oil and gas industry is highly competitive. The Company competes with major oil and gas companies, other independent oil and gas concerns, gas marketing companies and individual producers and operators for proved reserve and undeveloped acreage acquisitions and the development, production and marketing of oil and gas, as well as contracting for equipment and securing personnel. Many of these competitors have financial and other resources which substantially exceed those available to the Company. Competition in the regions in which the Company owns properties may result in occasional shortages or unavailability of drilling rigs and other equipment used in drilling activities as well as limited availability and access to pipelines. Such circumstances could result in curtailment of activities, increased costs, delays or losses in production or revenues or cause interests in oil and gas leases to lapse. The Company believes that its acquisition, development, production and marketing capabilities, financial resources and the experience of its Management and staff enable it to compete effectively.

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

Drilling and Production

The Company's operations are subject to various types of regulation at federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation requirements. These include the regulation of the size and shape of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. These regulations may limit the amount of oil and gas the Company can produce from its wells or limit the number of wells or the locations at which the Company can drill.

     The Company has operated and non-operated working interests in various oil and gas leases in the Gulf of Mexico which were granted by the federal government and are administered by the Minerals Management Service (the "MMS"), a federal agency. These leases were issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications, and has established other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act for costs of clean-up and damages caused by pollution resulting from such operations. Under certain circumstances, including but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area.

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

     The Oil Pollution Act, as recently amended ("OPA"), requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35 million, which may be increased to $150 million in certain circumstances to cover liabilities related to an oil spill for which such person is statutorily responsible. In March 1997, the MMS proposed regulations to implement these financial responsibility requirements under OPA. The Company cannot predict the final form of any financial responsibility regulations that will be adopted by the MMS, but the impact of any such regulations should not be any more adverse to the Company than it will be to other similarly situated companies. OPA also subjects responsible parties to strict, joint and several and potentially unlimited liability for removal costs and certain other damages caused by an oil spill covered by the statute.

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

Certain Operational Risks

The Company's operations are subject to the risks and uncertainties associated with drilling for, and production and transportation of, oil and gas. The Company must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The Company's prospects for future growth and profitability will depend on its ability to replace current reserves through drilling, acquisitions, or both. The Company's ability to market its oil and gas production depends upon the availability and capacity of oil and gas gathering systems and pipelines, among other factors, many of which are beyond the Company's control.

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

Employees

As of March 12, 1999, the Company had approximately 400 employees. Management believes that its relations with its employees are satisfactory. The Company's employees are not covered by a collective bargaining agreement.

Relationship Between the Company and S.A. Louis Dreyfus et Cie

The Company was acquired by S.A. Louis Dreyfus et Cie in 1990 to engage in oil and gas acquisition, development, production and marketing activities. S.A. Louis Dreyfus et Cie's other principal activities include the international merchandising and exporting of various commodities, ownership and management of ocean vessels, real estate and crude oil refining.

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

     The Company and S.A. Louis Dreyfus et Cie have in the past entered into significant intercompany transactions and agreements incident to their respective businesses. Such transactions and agreements have related to, among other things, the purchase and sale of natural gas and the provision of certain corporate services. It is the intention of S.A. Louis Dreyfus et Cie and the Company that the Company operate independently, other than receiving services as contemplated by the Services Agreement, but S.A. Louis Dreyfus et Cie and the Company may enter into other material intercompany transactions. In any event, the Company intends that the terms of any future transactions and agreements between the Company and S.A. Louis Dreyfus et Cie will be at least as favorable to the Company as could be obtained from unaffiliated third parties.

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

     EBITDAX. EBITDAX is defined herein as income (loss) before interest, income taxes, depreciation, depletion and amortization, impairment and exploration costs. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

     Estimated Future Net Revenues. Revenues from production of oil and gas, net of all production-related taxes, lease operating expenses, capital costs and abandonment costs.

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

     MBbls.  Thousand barrels.

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

     Present Value. When used with respect to oil and gas reserves, present value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development costs, and future abandonment costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to deprecation, depletion and amortization, discounted using an annual discount rate of 10%. The prices used to estimate future net revenues include the effects of the Company's Fixed-Price Contracts except where otherwise specifically noted. Estimated quantities of proved reserves are determined without regard to such contracts.

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

Item 2. Properties

General

The Company's oil and gas acquisition, exploration and development activities are conducted mainly in its Core Areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas and the Panhandle of Texas; and the Gulf Coast Region which includes South Texas, Offshore Gulf of Mexico, East Texas, Southwest Arkansas and North Louisiana. Proved reserves as of December 31, 1998 consisted of 24 MMBbls of oil and 1.2 Tcf of natural gas, totaling 1.3 Tcfe. At this date, the Company had ownership interests in approximately 9,200 producing wells. The Company operates 3,500 of these wells which contain 81% of its total proved reserves. Net daily production during 1998 was 9.4 MBbls of oil and 276.9 MMcf of natural gas, or 333.3 MMcfe. The Company drilled 324 developmental oil and gas wells, 297 of which were completed as commercial producers, and 27 exploratory wells, 14 of which were successfully completed, during 1998.

     The Company has allocated $170 million for its 1999 drilling program, subject to revision based upon oil and gas prices, proved reserve acquisitions and other factors. Approximately $61 million of this total, or 36%, has been allocated to exploration activities and $109 million, or 64%, has been allocated to development activities. It is expected that this drilling expenditure will result in the drilling of about 220 wells, including 30 exploratory wells and 190 development wells. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for Fiscal Year 1999."

Core Areas

The following table sets forth certain information regarding the Company's activities in each of its principal producing areas as of December 31, 1998:

Core Areas

                                                             Mid-           Gulf
                                            Permian        Continent        Coast         Other          Total
------------------------------------------------------------------------------------------------------------------
Property Statistics:
Proved reserves (Bcfe)                           635            406            250            49           1,340
Percent of total proved reserves                  47%            30%            19%            4%            100%
Gross producing wells                          4,074          3,457            818           853           9,202
Net producing wells                            1,934          1,056            287           135           3,412
Gross acreage                              1,259,124        926,067        944,179       484,620       3,613,990
Net acreage                                  571,011        358,756        333,845       121,071       1,384,683
Potential drill sites                            850            400             75           250           1,575
1998 Results:
Gross wells drilled                              195             77             49            30             351
Gross successful wells                           179             65             41            26             311
Drilling success                                  92%            84%            84%           87%             89%
Production (Bcfe)                               42.4           37.5           37.7           4.0           121.6
Average net daily production (MMcfe)           116.2          102.9          103.2          11.0           333.3
Lease operating expense per Mcfe          $      .45       $    .43       $    .41      $    .54      $      .44
1999 Drilling Budget (MM$):
Development                               $       51       $     36       $     22      $     --      $      109
Exploration                                        6              7             48            --              61
------------------------------------------------------------------------------------------------------------------
Total                                     $       57       $     43       $     70      $     --      $      170
------------------------------------------------------------------------------------------------------------------

Permian Region

The Company is actively involved in development and exploration activities in several areas within the Permian Region. These areas include the Sonora Area, the Pitchfork Ranch and the Spraberry Trend of West Texas, and the Delaware Basin of Southeast New Mexico, among others. The Company's properties in the Permian Region contain 635 Bcfe of proved reserves, nearly one-half of the Company's total reserve base, in about 4,100 wells. The Company drilled 195 wells in the Permian Region in 1998 and daily production averaged 116 MMcfe per day. The Company has identified 850 undrilled locations in this region of which 202 have been assigned proved undeveloped reserves. Plans for this region in 1999 include the drilling of approximately 140 wells and a total investment of $57 million, including acreage and seismic acquisition.

Sonora Area

The Sonora area is located in the West Texas counties of Schleicher, Crockett, Sutton and Edwards. It is comprised of five fields: Sawyer, Shurley Ranch, MMW, Aldwell Ranch and Whitehead, which are located on the northeast side of the Val Verde Basin of West Central Texas. The Company has an average 93% working interest in 1,785 wells, most of which are Company operated. Production is predominately from the Canyon formation at depths ranging from 2,500 to 6,500 feet and the Strawn formation at depths ranging from 5,000 to 9,000 feet. The majority of the Company's interest in these properties was acquired in 1993 and 1995.

     Canyon Formation. Natural gas in the Canyon formation is stratigraphically trapped in lenticular sandstone reservoirs and the typical Sonora Area well encounters numerous such reservoirs over the formation's gross thickness of approximately 1,500 feet. The Canyon reservoirs tend to be discontinuous and to exhibit low porosity and permeability, characteristics which reduce the area that can be effectively drained by a single well. These characteristics have encouraged operators in the area to undertake Canyon infill drilling programs. Initial wells were drilled on 640 acre drilling units, but well performance characteristics have indicated that denser well spacing is necessary for effective drainage. The Company continues to drill infill wells in these units and, in some areas, fields are now developed on 40 acre spacing.

     Strawn Formation. The Strawn formation, a shallow-marine, fossiliferous limestone, produces natural gas from fractures and irregularly distributed porosity trends draped across anticlinal features. Original field development took place on 640 acre units, with subsequent infill programs downsizing some areas to 80 acre density. Testing of the Strawn formation in Sonora wells, for which the primary drilling objective was the Canyon formation, has been an attractive play for the Company because the Strawn lies less than 1,000 feet below the Canyon formation. Because of the closeness in depth, the incremental cost to evaluate the Strawn formation has been relatively minor. The Strawn production is generally commingled with the Canyon production stream. During 1998, the Company completed a 19 square mile 3D seismic survey on the Buckhorn prospect, a northeast extension of Sonora. The 3D interpretation has identified several Strawn reef prospects and an Atoka play.

     The Company has maintained an aggressive development drilling program in the Sonora Area since 1993, having drilled 580 Canyon and Strawn wells with only 20 dry holes. The 1998 drilling program resulted in the drilling of 126 wells which contributed to record production from the Sonora Area. Net production from Sonora reached the record rate of 93 MMcfe per day. The Company plans to drill approximately 110 wells in Sonora during 1999, the majority of which are relatively low risk locations. The Company has identified over 575 potential locations on its acreage, of which 179 have been assigned proved undeveloped reserves. Subject to further study and drilling results, the Company believes additional proved reserves will ultimately be attributed to many of the other locations. In addition to infill drilling potential, many of the Company's producing wells in the Sonora Area have recompletion possibilities in existing wellbores.

     The Company is currently drilling and evaluating a Lower Canyon play south of the main producing area. More than 30,000 acres have been acquired along this Lower Canyon trend and two Lower Canyon wells have been drilled. The first of these two wells was dry, but the second well encountered potential Lower Canyon sands and is waiting on completion.

Pitchfork Ranch

The Pitchfork Ranch is located in King and Dickens Counties, Texas, and covers approximately 140,000 acres. The Company is the operator and its ownership ranges from 45% to 78% in certain leases within this ranch. Target zones are the Tannehill sand at a depth of 4,500 feet and the Canyon/Strawn Reef at 5,500 feet. The Tannehill sands were deposited as northeast to southwest trending channel sands and extend over most of the acreage. Production is generally found within point bars on structural highs or in stratigraphic traps. Fields within this meandering channel system of the Tannehill can have potential reserves of up to 2 MMBbls, with the opportunity for numerous fields to exist on the ranch. The Canyon/Strawn produces from reefs in the area, some of which have produced more than 10 MMBbls. The first 30 square mile 3D seismic survey conducted in 1997 resulted in the completion of six oil wells in the Tannehill formation. In 1998, a second 3D seismic survey of 50 square miles was completed and drilling of Tannehill and Canyon/Strawn targets is expected to commence in the first quarter of 1999 based on this new seismic information.

Spraberry Trend

The Spraberry Trend is located in the West Texas counties of Martin, Midland, Glasscock, Upton, Reagan and Irion. The fields in the Spraberry Trend are characterized by the production of both oil and gas from productive zones ranging from the Lower Clearfork formation at a depth of 4,500 feet, to the Dean formation at a depth of 7,000 feet, with the majority of the production from the Spraberry formation at a depth of 5,500 to 6,500 feet. The Spraberry formation produces from fractured sandstones and siltstones and is characterized by low porosity and permeability. These formation characteristics have encouraged operators to develop the area on 80 acre spacing. Over the past few years, the Company has pursued an active infill drilling program in the Spraberry trend which will be pursued again when oil prices recover to provide more attractive economics.

Southeast New Mexico

The Company is also active in southeastern New Mexico in the Delaware Basin, where the primary objectives are the Morrow sands and Devonian carbonates. The Morrow sands are deposited in fluvial channels which trend from northwest to southeast. The Devonian carbonates occur as reefs that are as much as 600 feet thick. These reefs occur along a Devonian shelf edge that extends along a trend that is more than 250 miles long. These reservoirs exhibit excellent porosity and permeability at depths between 10,000 and 15,000 feet. These objectives also lend themselves to the use of modern technology including 3D seismic and computer aided mapping. In 1999 it is anticipated that approximately 10 wells may be drilled for these objectives.

Mid-Continent Region

The Company was actively involved in the Mid-Continent Region when it was acquired by S.A. Louis Dreyfus et Cie and has subsequently acquired substantial additional acreage and proved reserves in the area through multiple synergistic acquisitions. The Company operates approximately 1,280 wells in the Mid-Continent Region. The Company's properties are located in and along the northern shelf of the Anadarko Basin in western Oklahoma, in the deeper Anadarko Basin in the Texas Panhandle, and in Kansas. Development of the Company's Mid-Continent Region properties began in the late 1970's. Production is predominately natural gas from productive formations of Pennsylvanian and Pre-Pennsylvanian age rock. Productive depths range from 3,000 to 17,000 feet. Pre-Pennsylvanian reservoirs include the Chester, Mississippi and Hunton formations, with greater production from these formations occurring in highly fractured carbonate intervals. Pennsylvanian reservoirs include the Granite Wash, Red Fork, Atoka, Morrow and Springer sandstones. The stratigraphic nature of these reservoirs frequently provides for multiple targets in the same wellbores. Spacing in these formations is generally on 640 acres with extensive increased density drilling having occurred over the last 15 years. Two primary areas of focus in the Mid-Continent are the Watonga-Chickasha Trend in central Oklahoma and the Texas Panhandle.

     The Company has pursued an active low-risk infill drilling program in the Mid-Continent area over the past five years, including the drilling of 77 wells in 1998. Average net daily production was 103 MMcfe per day for this region in 1998. The Company has ownership in about 3,500 wells with proved reserves of 406 Bcfe. The Company plans to drill approximately 60 wells in this area during 1999, with the primary development focus being the higher potential Morrow/Springer sand subcrop in the Watonga-Chickasha Trend. The Company has identified 400 undrilled locations in the Mid-Continent Region, of which 163 have been assigned proved undeveloped reserves.

Watonga-Chickasha Trend

These Morrow/Springer sands, located in central Oklahoma, were deposited as bars and channels along an ancient coast line more than 350 miles long. These sands exhibit excellent porosity and permeability at depths of 10,000 to 13,000 feet. Multiple objectives of up to a dozen sands have allowed increased drilling from one well per 640 acres to as many as four wells per 640 acres. The majority of the wells drilled in this trend are lower risk development wells. During 1999, the Company plans to drill four exploratory tests seeking to discover new bars or channels and approximately 40 development wells.

Texas Panhandle

In the Texas Panhandle, the primary objective is the Morrow sand which was deposited in fluvial channels. Previous experience has shown that 3D seismic can help identify these sand channels. In 1998, the Company completed a 40 square mile 3D seismic survey on the Munson Project. This data is currently being processed and is expected to produce drilling locations by the end of the first quarter of 1999. The Company has approximately 50% working interest in this 40,000 acre project.

Gulf Coast Region

The Company has been active in the Gulf Coast Region since its initial entry through an acquisition in 1991. Development drilling on these acquired properties began in 1992 and continued into 1998. Presently, the Company is actively involved in an exploration and development program in Lavaca County, Texas and offshore in the Gulf of Mexico. The Company's properties in this region number approximately 800 wells and include 250 Bcfe of proved reserves. The Company drilled 49 wells in the Gulf Coast Region during 1998 and daily production averaged 103 MMcfe per day. The Company has identified 75 undrilled locations in this region of which 26 have been assigned proved undeveloped reserves. Plans for this region in 1999 include the drilling of approximately 20 wells and a total investment of $70 million, including acreage and seismic acquisition.

Lavaca County Area

The Company began its involvement in Lavaca County joint venture projects in 1996 to explore and drill, primarily for the Lower Wilcox formation. Secondary targets include the shallower Upper Wilcox, Miocene, Frio and Yegua targets. Working interests in these projects, including the Yoakum Gorge and S.W. Speaks projects, initially ranged from 25% to 35%. Subsequent acquisitions in 1997 and 1998 have more than doubled the Company's interests in these projects. The Company has additionally expanded its position in the Wilcox trend further to the east to include the Provident City field.

     The Company now holds working interests ranging from 30% to 87.5% in 60,000 gross acres in Lavaca County, Texas. Since this project began, the Company has participated in 30 Lower Wilcox wells, over 90% of which have successfully been completed as producers. Approximately 200 square miles of high-fold 3D seismic data was obtained in 1996 and 1997 which continues to be evaluated. An additional 50 square miles of 3D seismic was shot on the South Borchers prospect in late 1998 which is a southern extension to existing data. This data is being processed and interpreted with drilling expected to commence in mid-1999. The target zones are the Lower Wilcox sands from 10,000 to 17,000 feet and the shallow Miocene, Frio, Yegua and Upper Wilcox sands ranging in depth from 3,500 to 8,000 feet.

     The Company's Lower Wilcox drilling program in 1998 resulted in the successful completion of 20 wells, including eight exploratory tests. The Lower Wilcox sands are part of an ancient deltaic system deposited across an unstable muddy continental shelf. The rapid subsidence of the underlying beds allowed accumulation of massive Wilcox sand packages with a high degree of structural complexity. These deep structures present higher risk but have significant potential, ranging up to 100 Bcf per field. The Company's Sibley #4 discovery in the Frost field logged approximately 300 feet of pay and had initial production of 10 MMcfe per day with 9,000 pounds of flowing tubing pressure from 60 feet of interval. Drilling plans for 1999 include approximately 20 Lower Wilcox wells in the Yoakum Gorge area, of which seven are expected to be exploratory.

Arklatex Area

Smackover Trend. The Company's operations in the Smackover Trend of Southwestern Arkansas are focused primarily in the Midway field, which is operated by the Company. The Midway field is located in Lafayette County, Arkansas and produces oil from the Smackover formation at an average depth of 6,500 feet. The Company owns an average of 79% working interest in this mature waterflood unit. Due to low oil prices, the Company does not plan to drill any wells in these fields in 1999.

     East Texas. The Company has varying working interests in over 100,000 acres in the Oak Hill field and in the Cotton Valley Reef trend in Leon, Freestone, Smith, Anderson and Cherokee Counties of East Texas. During 1998, the Company drilled several successful wells targeting the Taylor sand formation and one in the Cotton Valley Reef. The Company does not plan to drill any wells in the area in 1999.

     During 1998, the Company drilled 42 wells onshore in the Gulf Coast Region and average net daily production was 56 MMcfe per day. The Company has identified 60 undrilled onshore locations of which 22 have been assigned proved undeveloped reserves.

Offshore Area

The Company owns working interests in twelve operated and eight outside-operated oil and gas production platforms and 164,000 acres, and owns over two thousand square miles of 3D seismic data in the Gulf of Mexico. Average net daily production from the Company's offshore properties was 47 MMcfe per day in 1998.

     Texas State Waters. The Company owns an average 79% working interest in more than 38,000 gross acres in the Texas State Waters area. Two thousand square miles of 3D seismic data has been collected in the area. High-quality 3D seismic information for this offshore area previously was unavailable due to the inability of vessels towing seismic cables to operate in less than 60 feet of water without damaging the seismic equipment. The advent of ocean-bottom cabling has made the acquisition of high-quality 3D seismic information economically feasible. The Company drilled five exploratory tests offshore in 1998, successfully completing two for a combined gross rate of 22 MMcfe per day. The Company has identified several exploration prospects in the shallow waters offshore in the Gulf of Mexico.

     High Island 116. High Island Block 116 is located in shallow federal waters, offshore Texas. The Company owns a 44% non-operated working interest in this block which produces from the Lower Miocene sands at an approximate depth of 10,000 feet. This block had average net daily production of 11 MMcfe during 1998.

     East Cameron Block 328. East Cameron Block 328 is located in federal waters, offshore Louisiana, in approximately 240 feet of water. The block is on the flank of a large salt feature with multiple sands located in several fault blocks. Production is from the Trim A, Trim S and the HB-1 sands. The platform went on production in April 1998 and produced 16 MMcfe per day during 1998.

     High Island 45. High Island Block 45 is located in shallow federal waters, offshore Texas. The Company is the operator and owns a 25% working interest in this block which produces from the Lower Miocene sands at an approximate depth of 11,000 feet. This platform had average net daily production of 4 MMcfe during 1998.

Reserves

The following table sets forth the estimated net quantities of the Company's proved and proved developed reserves as of December 31 for each year presented and the Estimated Future Net Revenues, as defined herein, and Present Values attributable to total proved reserves at such dates.

Proved Reserves

                                                                             As of December 31,
                                                  ------------------------------------------------------------------------
                                                      1998            1997          1996           1995           1994
--------------------------------------------------------------------------------------------------------------------------
                                                                  (dollars in millions, except price data)
Estimated Proved Reserves:
Natural gas (Bcf)                                   1,193.7         1,028.8         849.2          753.9          574.0
Oil (MMBbls)                                           24.4            29.1          23.5           20.4           19.3
Total (Bcfe)                                        1,340.2         1,203.4         990.2          876.1          689.9
Estimated Future Net Revenues including
 Fixed-Price Contracts                             $1,955.6        $2,169.9      $2,417.4       $1,531.5       $1,219.8
Estimated Future Net Revenues excluding
 Fixed-Price Contracts                             $1,676.8        $1,926.0      $2,643.8       $1,092.4       $  683.4
Present Value including Fixed-Price Contracts      $  978.9        $1,136.0      $1,117.7       $  737.5       $  616.0
Present Value excluding Fixed-Price Contracts      $  811.1        $1,002.6      $1,303.7       $  524.4       $  358.8
Estimated Proved Developed Reserves:
Natural gas (Bcf)                                   1,026.8           899.2         709.7          630.6          433.3
Oil (MMBbls)                                           20.7            24.3          17.9           14.8           13.1
Total (Bcfe)                                        1,151.2         1,045.1         817.1          719.6          511.8

                                                                   As of December 31,
                                             ------------------------------------------------------------
                                                1998         1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------
                                                        (dollars in millions, except price data)
Year-end Prices used in Estimating Future
Net Revenues (1):
Natural gas (per Mcf)                          $2.30       $ 2.73        $ 3.55       $ 2.60       $ 2.61
Oil (per Bbl)                                  $9.46       $16.77        $24.66       $17.80       $16.08
---------------------------------------------------------------------------------------------------------

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

     The Company's estimated proved reserves as of December 31, 1998 are based upon studies prepared by the Company's staff of engineers and reviewed by Ryder Scott Company, independent petroleum engineers. Estimated recoverable proved reserves have been determined without regard to any economic benefit that may be derived from the Company's Fixed-Price Contracts. Such calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission guidelines. The Estimated Future Net Revenues and Present Value, as adjusted for Fixed-Price Contracts, were based on the engineers' production volume estimates with price adjustments based on the terms of the Company's Fixed-Price Contracts as of December 31, 1998. The amounts shown do not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

     The Company estimates that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $14 million and $39 million, respectively.

     The prices used in calculating the Estimated Future Net Revenues attributable to proved reserves are determined using the Company's Fixed-Price Contracts for the corresponding volumes and production periods adjusted for estimated location and quality differentials. These prices are on average higher than spot market prices at December 31, 1998. If such Fixed-Price Contracts were not in effect and the Company used December 31, 1998 wellhead prices, the Estimated Future Net Revenues attributable to proved reserves and the Present Value thereof would be $1.7 billion and $.8 billion, respectively.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. The reserve information shown herein is estimated. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

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

Costs Incurred

                                                          As of December 31,
                                   ----------------------------------------------------------------
                                       1998          1997         1996          1995         1994
---------------------------------------------------------------------------------------------------
                                                            (in thousands)
Property acquisition costs: (1)
Proved                              $  4,088      $349,037      $ 36,125     $118,652      $ 36,575
Unproved                              11,815       109,648         6,934        1,717         4,953
---------------------------------------------------------------------------------------------------
                                      15,903       458,685        43,059      120,369        41,528
Exploration costs                     74,123        21,514        10,610          391            --
Development costs                    136,462       122,402        80,553       64,498        67,764
---------------------------------------------------------------------------------------------------
Total                               $226,488      $602,601      $134,222     $185,258      $109,292
===================================================================================================

(1) Proved and unproved property acquisition costs for 1997 include $339.9 million and $98.0 million, respectively, of allocated American Acquisition purchase price.

     The Company drilled or participated in the drilling of wells as set out in the table below for the periods indicated.

Wells Drilled

                                                      Years Ended December 31,
                      ----------------------------------------------------------------------------------------
                             1998              1997              1996              1995              1994
--------------------------------------------------------------------------------------------------------------
                       Gross     Net     Gross     Net     Gross     Net     Gross     Net     Gross     Net
--------------------------------------------------------------------------------------------------------------
Development wells:
Gas                     237      153      223      166      179      130      134      115      144      131
Oil                      60       37       52       20       92       19      114       28       27        6
Dry                      27       20       20       14        9        5       14        5        4        2
--------------------------------------------------------------------------------------------------------------
Total                   324      210      295      200      280      154      262      148      175      139
==============================================================================================================
Exploratory wells:
Gas                      13        8       32       24       18        6        3        1       --       --
Oil                       1        1        4        3       --       --       --       --       --       --
Dry                      13        9       12        9        7        2       --       --       --       --
--------------------------------------------------------------------------------------------------------------
Total                    27       18       48       36       25        8        3        1       --       --
==============================================================================================================

     As of December 31, 1998, the Company was involved in the drilling, testing or completing of six gross (five net) development wells and two gross (one net) exploratory wells.

Acreage

The following table sets forth the Company's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 1998. Excluded is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

Acreage

                         Developed                  Undeveloped
                  ------------------------   ------------------------
                      Gross         Net          Gross          Net
---------------------------------------------------------------------
Core Area:
Permian              541,269      251,336       717,855      319,675
Mid-Continent        641,737      274,344       284,330       84,412
Gulf Coast           270,431       73,646       673,748      260,199
Other                268,956       46,013       215,664       75,058
---------------------------------------------------------------------
Total              1,722,393      645,339     1,891,597      739,344
=====================================================================

Productive Well Summary

The following table sets forth the Company's ownership in productive wells at December 31, 1998. Gross oil and gas wells include 176 wells with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

Productive Wells

                                                               Productive Wells
                                                              -----------------
                                                               Gross       Net
--------------------------------------------------------------------------------
Gas                                                            5,537     2,801
Oil                                                            3,665       611
--------------------------------------------------------------------------------
Total                                                          9,202     3,412
================================================================================

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

     The Company's oil and gas properties are subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry. Except as otherwise indicated, all information presented herein is presented net of such interests. The Company's properties are also subject to liens for current taxes not yet due and other encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business. Approximately 29 Bcfe of the Company's oil and gas properties is mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under such contract.

Item 3. Legal Proceedings

Midcon. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million which have been reflected in the accompanying financial statements as other income. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. In January 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences, and seeking a return of amounts paid and a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. The complaint also seeks subordination of the Company's claim. The Court denied the Company's motion to dismiss the complaint. The Company considers the allegations of the complaint to be without merit and will vigorously defend against this action. Collection of unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of December 31, 1998. The Company will recognize income as any payments are received.

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

     Other. American was a defendant in various other legal proceedings for which the Company also assumed responsibility in the American Acquisition. The largest of such legal claims was for an alleged underpayment of royalty of $5.5 million plus interest. In addition, American had received preliminary and final royalty underpayment determinations from the Minerals Management Service aggregating approximately $2.8 million plus interest in connection with certain gas contract settlements made in prior years. The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1998, no matters were submitted by the Company to a vote of its security holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "LD." As of March 12, 1999, the Company estimates there were approximately 10,500 beneficial owners of its Common Stock. The high and low sales prices for the Company's Common Stock during each quarter in the years ended December 31, 1998 and 1997, were as follows:

Common Stock Market Prices

                      1998                        1997
            -------------------------   -------------------------
                High         Low            High         Low
-----------------------------------------------------------------
Quarter:
First         $20.13      $16.50          $19.50      $14.50
Second         20.63       15.50           18.38       13.38
Third          19.00       10.50           22.50       15.38
Fourth         16.44       10.88           24.88       17.63
=================================================================

The Company has paid no dividends, cash or otherwise, subsequent to the date of the initial public offering of the Common Stock in November 1993. Certain provisions of the indenture agreement for the Company's 9-1/4% Senior Subordinated Notes due 2004 restrict the Company's ability to declare or pay cash dividends unless certain financial ratios are maintained. Although it is not currently anticipated that any cash dividends will be paid on the Common Stock in the foreseeable future, the Board of Directors may review the Company's dividend policy from time to time. In determining whether to declare dividends and the amount of dividends to be declared, the Board will consider relevant factors, including the Company's earnings, its capital needs and its general financial condition.

Item 6. Selected Financial Data

The selected financial data presented below as of December 31, 1998 and 1997, and for each of the three years ended December 31, 1998, 1997 and 1996, has been derived from, and is qualified by reference to, the Company's audited Consolidated Financial Statements, including the notes thereto, contained herein beginning at page F-1. The selected financial data as of December 31, 1996, 1995 and 1994, and for the years ended December 31, 1995 and 1994, has been derived from audited consolidated financial statements previously filed with the Securities and Exchange Commission but not contained or incorporated herein. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Financial Data

                                                                         Years Ended December 31,
                                                   -------------------------------------------------------------------
                                                        1998        1997 (2)         1996         1995         1994
----------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
Oil and gas sales                                   $  271,575     $  222,016     $ 185,558    $163,366     $ 138,584
Other income (loss)                                      6,916         10,901         3,947        (418)        1,953
----------------------------------------------------------------------------------------------------------------------
  Total revenues                                       278,491        232,917       189,505     162,948       140,537
----------------------------------------------------------------------------------------------------------------------
Operating costs                                         66,295         49,169        44,615      35,352        33,713
General and administrative                              25,971         18,855        16,325      16,631        15,309
Exploration costs                                       34,543          8,956         4,965          --            --
Depreciation, depletion and amortization               131,408         79,325        65,278      57,796        53,321
Impairment                                              52,522         75,198            --      15,694         5,300
Interest                                                40,908         28,737        26,822      21,736        16,856
----------------------------------------------------------------------------------------------------------------------
  Total expenses                                       351,647        260,240       158,005     147,209       124,499
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
 cumulative effect of accounting change                (73,156)       (27,323)       31,500      15,739        16,038
Income taxes                                           (19,605)       (11,261)       10,398       4,722         5,292
----------------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of
 accounting change                                     (53,551)       (16,062)       21,102      11,017        10,746
Cumulative effect of accounting change, net of
 tax of $591                                               964             --            --          --            --
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $  (52,587)    $  (16,062)    $  21,102    $ 11,017     $  10,746
----------------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of
 accounting change per share                        $    (1.33)    $     (.53)    $     .76    $    .40     $     .39
Cumulative effect of accounting change per share           .02             --            --          --            --
----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share--basic and diluted      $    (1.31)    $     (.53)    $     .76    $    .40     $     .39
======================================================================================================================
Weighted average diluted common shares                  40,107         30,233        27,810      27,804        27,800
======================================================================================================================
Statement of Cash Flows Data:
Net cash provided by operating activities           $  147,438     $  129,846     $ 101,761    $ 89,515     $  80,894
Net cash used in investing activities                  215,274        216,603       150,857     171,540       102,969
Net cash provided by financing activities               64,837         84,546        55,261      80,629        13,701
EBITDAX (1)                                            186,225        164,893       128,565     111,572        94,040
======================================================================================================================

                                                                            As of December 31,
                                                   -------------------------------------------------------------------
                                                        1998          1997           1996        1995          1994
----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Balance Sheet Data:
Oil and gas properties, net                         $1,064,206     $1,077,091     $ 652,257    $584,900     $ 483,214
Total assets                                         1,283,808      1,210,954       733,613     634,937       528,261
Long-term debt, including current portion              596,103        563,344       343,907     314,760       215,010
Stockholders' equity                                   519,920        469,204       263,693     242,581       224,564
======================================================================================================================

(1) See "Item 1--Business--Certain Definitions."

(2) In October 1997, the Company closed the American Acquisition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997" and "-- Fiscal Year 1997 Compared to Fiscal Year 1996."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. Over the five-year period ended December 31, 1998, this strategy has resulted in a 114% increase in proved reserves to 1.3 Tcfe, a 182% increase in oil and gas production to 122 Bcfe, and 180% growth in cash flows from operating activities to $147.4 million. Earnings for the year ended December 31, 1998 were adversely affected by a significant downturn in oil and gas prices, resulting in a net loss of $52.6 million.

     The majority of the Company's growth has been the result of proved reserve acquisitions geographically concentrated in its Core Areas where the Company has significant expertise and where the Company benefits from operational synergies. During the five-year period ended December 31, 1998, the Company made proved reserve acquisitions aggregating 563 Bcfe, purchased for a total consideration of $544.5 million, or $.97 per Mcfe. Of particular significance was the American Acquisition which closed October 1997.

     The Company's drilling program has played an increasingly important role in its growth strategy. During the five-year period ended December 31, 1998, the Company drilled 1,439 gross (914 net wells), with an overall drilling success rate of 93%, adding 610 Bcfe of reserves (including revisions of previous estimates) to its proved reserve base. The year ended December 31, 1998 marked the fifth consecutive year that the Company replaced its production through its drilling activities with 1998 representing the most successful year to date. Through its 1998 drilling program, the Company added 258 Bcfe of proved reserves at an all-in finding and development cost (total costs incurred to explore and develop oil and gas properties divided by proved reserves added through extensions and discoveries and revisions of previous estimates) of $.86 per Mcfe. These additions represent 212% production replacement for 1998. The Company has increasingly emphasized exploration as an integral component of its business strategy and in connection therewith, has incurred substantial up-front costs, including significant acreage positions, seismic costs and other geological and geophysical costs. During 1998, the Company invested $83 million in connection with exploration activities, resulting in the acquisition of $23 million of acreage and seismic information, and the drilling of 27 exploratory wells, of which 14 were completed as producers.

     As of December 31, 1998, the Company's portfolio of Fixed-Price Contracts hedge 244 Bcfe of future production at escalating fixed prices, representing 18% of its estimated proved reserves. These fixed prices are presently significantly higher than the forward market prices for natural gas and oil. Over the past few years, competition in Fixed-Price Contracts has increased, opportunities for attractive Fixed-Price Contracts have diminished and year-to-year price escalations in the forward market are considerably lower. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to Management's belief that longer-term demand and supply fundamentals for natural gas imply the potential for prices in excess of those currently available in the long-term forward market. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending upon market conditions, capital investment considerations and other factors. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

     Selected Operating Data. The following table provides certain data relating to the Company's operations.

                                                                              Years Ended December 31,
Selected Operating Data                                  -------------------------------------------------------------------
                                                              1998         1997         1996          1995          1994
--------------------------------------------------------------------------------------------------------------------------
Oil and Gas Sales (M$):
Oil sales:
 Wellhead                                                  $  42,604     $ 40,680     $ 39,372     $  28,973     $  29,207
 Effect of Fixed-Price Contracts (1)                           2,159          803       (3,198)        1,077         5,064
--------------------------------------------------------------------------------------------------------------------------
 Total                                                     $  44,763     $ 41,483     $ 36,174     $  30,050     $  34,271
==========================================================================================================================
Natural gas sales:
 Wellhead                                                  $ 205,822     $185,623     $148,244     $ 110,073     $  95,353
 Effect of Fixed-Price Contracts (1)                          20,990       (5,090)       1,140        23,243         8,960
--------------------------------------------------------------------------------------------------------------------------
 Total                                                     $ 226,812     $180,533     $149,384     $ 133,316     $ 104,313
==========================================================================================================================
Production:
Oil production (MBbls)                                         3,430        2,088        1,849         1,695         1,873
Natural gas production (MMcf)                                101,066       71,731       63,910        51,264        43,082
Equivalent production (MMcfe)                                121,647       84,262       75,004        61,434        54,321
Oil production hedged by Fixed-Price Contracts (MBbls)           539          686        1,241         1,464         1,698
Gas production hedged by Fixed-Price Contracts (BBtu)         50,823       43,185       32,508        31,579        32,308
Average Sales Price:
Oil price (per Bbl):
 Wellhead price                                            $   12.42     $  19.48     $  21.29     $   17.09     $   15.59
 Effect of Fixed-Price Contracts (1)                             .63          .38        (1.73)          .64          2.71
--------------------------------------------------------------------------------------------------------------------------
 Total                                                     $   13.05     $  19.86     $  19.56     $   17.73     $   18.30
==========================================================================================================================
 Average fixed price provided by Fixed-Price
  Contracts                                                $   17.37     $  21.81     $  19.53     $   19.12     $   20.15
 Net effective cash realization (2)                               90%          96%          96%           93%           92%
Natural gas price (per Mcf):
 Wellhead price                                            $    2.03     $   2.59     $   2.32     $    2.15     $    2.21
 Effect of Fixed-Price Contracts (1)                             .21         (.07)         .02           .45           .21
--------------------------------------------------------------------------------------------------------------------------
 Total                                                     $    2.24     $   2.52     $   2.34     $    2.60     $    2.42
==========================================================================================================================
 Average fixed price provided by Fixed-Price
 Contracts                                                 $    2.60     $   2.51     $   2.43     $    2.40     $    2.31
 Net effective cash realization (2)                               94%          99%          97%           97%           89%
Natural gas equivalent price (per Mcfe)                    $    2.23     $   2.63     $   2.47     $    2.66     $    2.55
Expenses and Costs Incurred (per Mcfe):
Lease operating expenses                                   $     .44     $    .45     $    .47     $     .47     $     .51
Production taxes                                                 .11          .14          .12           .11           .11
General and administrative                                       .21          .22          .22           .27           .28
Depreciation, depletion and amortization--oil and
 gas properties (3)                                             1.04          .88          .82           .88           .92
Finding Cost (4)                                                 .85         1.81          .71           .70           .92
==========================================================================================================================

(1) Effect of Fixed-Price Contracts represents the hedging results from the Company's Fixed-Price Contracts. See "Item 7A-- Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

(2) Represents the net effective cash price realized for the Company's hedged production as a percentage of the fixed prices in the Company's Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts--Market Risk."

(3) Does not include impairments. See "-- Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997" and "-- Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996."

(4) See "Item 1--Business--Certain Definitions." Amounts for 1997 include the allocated purchase price of the American Acquisition.

The following table presents certain information regarding the Company's proved oil and gas reserves.

                                                                                 As of December 31,
Oil and Gas Reserves                                    --------------------------------------------------------------------
                                                             1998           1997          1996         1995        1994
--------------------------------------------------------------------------------------------------------------------------
                                                                               (dollars in millions)
Estimated Net Proved Reserves:
Natural gas (MMcf)                                        1,193,666      1,028,752      849,199      753,919     574,025
Oil (MBbls)                                                  24,416         29,109       23,497       20,360      19,317
Total (MMcfe)                                             1,340,161      1,203,405      990,179      876,076     689,924
Reserve Replacement Ratio (1)                                   219%           396%         254%         430%        219%
Reserve Life (in years) (1) (2)                                11.0           10.7         13.2         14.3        12.7
Estimated Future Net Revenues including
 Fixed-Price Contracts (1) (3)                           $  1,955.6     $  2,169.9     $2,417.4    $ 1,531.5    $1,219.8
Estimated Future Net Revenues excluding
 Fixed-Price Contracts (1) (3)                           $  1,676.8     $  1,926.0     $2,643.8    $ 1,092.4    $  683.4
Present Value including Fixed-Price Contracts (1) (3)    $    978.9     $  1,136.0     $1,117.7    $   737.5    $  616.0
Present Value excluding Fixed-Price Contracts (1) (3)    $    811.1     $  1,002.6     $1,303.7    $   524.4    $  358.8
==========================================================================================================================

(1)  See "Item 1--Business--Certain Definitions."

(2) For 1997, pro forma production for the American Acquisition of 113.0 Bcfe was used in the reserve life determination.

(3) Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues. See "Item 2--Properties--Reserves."

Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997

Net Income (Loss) and Cash Flows from Operating Activities. The Company reported a net loss of $52.6 million, or $1.31 per share, on total revenue of $278.5 million for 1998. This compares to a net loss of $16.1 million, or $.53 per share, on total revenue of $232.9 million for 1997. The significant downturn in oil and gas prices during 1998 was the principal contributor to the decline in earnings between the two periods. Cash flows from operating activities (before working capital changes) for the year ended December 31, 1998 grew 14% to $144.9 million compared to $127.1 million for 1997. Cash flows provided by operating activities after consideration for the change in working capital was $147.4 million, which compares to $129.8 million for 1997. Significant production growth was the principal driver behind the increase in operating cash flows for 1998, more than offsetting the effects of lower oil and gas prices. Earnings for both years were adversely affected by non-cash impairment charges. For 1998, the Company recognized impairment charges totaling $52.5 million ($34.1 million after tax or $.85 per share), resulting primarily from significantly lower oil and gas prices. In 1997, a $75.2 million ($47.1 million after tax, or $1.56 per share) impairment charge was recorded in connection with the acquisition of American Exploration Company.

     Production. Total production for the year ended December 31, 1998 grew 44%, to 121.6 Bcfe, compared to 84.3 Bcfe produced during 1997. Natural gas production for 1998 was 101.1 Bcf, a 41% increase over the 71.7 Bcf produced in 1997. Oil production in 1998 increased 64% to 3.4 MMBbls compared to 2.1 MMBbls produced in 1997. These increases are primarily attributable to the American Acquisition and the results of the Company's exploration and development drilling activities.

     Oil and Gas Prices. On a natural gas equivalent basis, the Company realized an average price of $2.23 per Mcfe for 1998, a 15% decrease compared to the $2.63 per Mcfe received in 1997. The Company's 1998 gas production yielded an average price of $2.24 per Mcf, an 11% decrease compared to 1997's average price of $2.52 per Mcf. The Company's average gas price for 1998 was enhanced $.21 per Mcf as a result of the Company's hedging activities. The average gas price for 1997 decreased $.07 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received during 1998 decreased 34% to $13.05 per Bbl compared to $19.86 per Bbl for 1997. Fixed-Price Contracts increased the average oil price in 1998 by $.63 per Bbl and increased the average oil price in 1997 by $.38 per Bbl.

     The combination of higher gas production and lower average price for 1998 increased gas sales by 26% to $226.8 million compared to $180.5 million reported for 1997. The combined effect of lower oil prices and higher oil production was an 8% increase in oil sales to $44.8 million compared to $41.5 million for the prior-year period. The aggregate impact of the Fixed-Price Contracts hedging the Company's oil and gas production was an increase in oil and gas revenues of $23.1 million in 1998 and a decrease in oil and gas revenues of $4.3 million 1997. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

     Other Income (Loss). The Company realized other income for 1998 of $6.9 million compared to $10.9 million for 1997. The 1997 amount includes a net gain of $8.5 million realized upon the sale of a non-core waterflood property. The 1998 amount includes $2.5 million of gain attributable to derivative contract ineffectiveness and the fair value of certain derivatives not qualifying as cash flow hedges under SFAS 133.

     Operating Costs. Operating costs for 1998 were comprised of $53.2 million of lease operating expenses and $13.1 million of production taxes. This compares to $37.7 million of lease operating expenses and $11.5 million of production taxes for 1997. This increase is principally attributable to producing properties acquired and wells drilled during 1998 and 1997. On a natural gas equivalent unit of production basis, lease operating expenses improved to $.44 per Mcfe compared to $.45 for 1997.

     General and Administrative Expense. General and administrative expense ("G&A") for 1998 was $26.0 million compared to $18.9 million for 1997. This increase is primarily attributable to increases in personnel and related costs as the result of the American Acquisition. G&A per natural gas equivalent unit of production improved to $.21 per Mcfe for 1998 compared to $.22 per Mcfe for 1997.

     Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $34.5 million for the year ended December 31, 1998 compared to $9.0 million for the year ended December 31, 1997. This increase is consistent with the increase in exploration activity conducted by the Company during 1998 compared to 1997. The 1998 amount consisted of $12.8 million of seismic acquisition and other geological and geophysical costs, $16.5 million of dry hole costs and $5.2 million of leasehold impairment. The 1997 amount consisted of $2.5 million of seismic acquisition and other geological and geophysical costs, $5.0 million of dry hole costs and $1.5 million of leasehold impairment.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense ("DD&A") for the year ended December 31, 1998 was $131.4 million compared to $79.3 million for 1997. This increase is due primarily to higher production levels and an increase in the oil and gas DD&A rate for 1998. The oil and gas DD&A rate per equivalent unit of production was $1.04 per Mcfe for 1998 compared to $.88 per Mcfe in 1997. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves. The DD&A rate for the fourth quarter of 1998 improved to $.94 per Mcfe primarily as a result of 1998 reserve additions included in the Company's year-end reserve report added at a Finding Cost of $.85 per Mcfe. Such rate improvement was realized without consideration for the effect of the impairment charge recorded in the fourth quarter of 1998.

     Impairment. The Company recognized $52.5 million of impairment charges during 1998, resulting primarily from a significant decline in oil and gas prices. In 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was associated with the allocation of the American Acquisition purchase price to the oil and gas properties acquired. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements appearing elsewhere herein.

     Interest Expense. Interest expense for 1998 was $40.9 million compared to $28.7 million for 1997. This increase is primarily attributable to higher average long-term debt balances outstanding during 1998 as the result of the American Acquisition. The net impact of interest rate swaps in effect during the years ended December 31, 1998 and 1997 was to increase interest expense by $.3 million and $.2 million, respectively. See "-- Capital Resources and Liquidity."

     Income Taxes. For 1998, the Company recorded a tax benefit of $19.6 million on a pre-tax loss of $73.2 million, an effective rate of 27%. This compares to a tax benefit of $11.3 million, or 41%, on pre-tax loss of $27.3 million for 1997. The effective rates for both 1998 and 1997 varied from the statutory rate due to the availability of Section 29 credits. In addition, the effective tax rate for 1998 includes the effect of an adjustment to the net operating loss carryforward valuation allowance and permanent differences related to the tax basis of certain acquired oil and gas properties.

     Cumulative Effect of Accounting Change. In the fourth quarter, the Company adopted the provisions of SFAS 133 which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. This caption includes the cumulative adjustments to results of operations related to adopting this standard of $1.6 million, shown net of tax of $.6 million. See
Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996

Net Income (Loss) and Cash Flows from Operating Activities. For the year ended December 31, 1997, the Company reported a net loss of $16.1 million, or $.53 per share, on total revenue of $232.9 million for 1997. This compares with net income of $21.1 million, or $.76 per share, on total revenue of $189.5 million for 1996. Results of operations for 1997 were adversely affected by the recognition of a $75.2 million non-cash impairment charge ($47.1 million after tax), recorded in connection with the American Acquisition. The Company reported record cash flows from operating activities (before working capital changes) for the year ended December 31, 1997 of $127.1 million, which compares to $101.0 million for 1996, an increase of 26%. Cash flows provided by operating activities after consideration for the change in working capital was $129.8 million, which compares to $101.8 million for 1996. The 1997 increase in revenues and operating cash flows was achieved primarily through growth in oil and gas production and higher oil and gas prices.

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

     Oil and Gas Prices. On a natural gas equivalent basis, the Company realized an average price of $2.63 per Mcfe for 1997, a 6% increase compared to the $2.47 per Mcfe received in 1996. The Company's 1997 gas production yielded an average price of $2.52 per Mcf, an 8% increase compared to 1996's average price of $2.34 per Mcf. The Company's average gas price for 1997 decreased $.07 per Mcf as a result of the Company's hedging activities. The average gas price for 1996 was enhanced $.02 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received during 1997 improved 2% to $19.86 per Bbl compared to $19.56 per Bbl for 1996. Fixed-Price Contracts increased the average oil price in 1997 by $.38 per Bbl and decreased the average oil price in 1996 by $1.73 per Bbl.

     The combination of higher gas production and higher average price for 1997 increased gas sales by 21% to $180.5 million compared to $149.4 million reported for 1996. The effect of higher oil prices and higher oil production was to increase oil sales by 15% to $41.5 million compared to $36.2 million for the prior-year period. The aggregate impact of the Fixed-Price Contracts hedging the Company's oil and gas production was to decrease oil and gas revenues by $4.3 million and $2.1 million in 1997 and 1996, respectively. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

     Other Income (Loss). The Company realized other income for 1997 of $10.9 million compared to $3.9 million for 1996. The 1997 amount includes a net gain of $8.5 million realized upon the sale of a non-core waterflood property. The 1996 amount includes $1.7 million of proceeds pursuant to the settlement of a legal claim.

     Operating Costs. Operating costs for 1997 were comprised of $37.7 million of lease operating expenses and $11.5 million of production taxes. This compares to $35.0 million of lease operating expenses and $9.6 million of production taxes for 1996. This increase is principally attributable to producing properties acquired and wells drilled during 1997 and 1996 and to higher production taxes associated with the 1997 increase in oil and gas revenue. On a natural gas equivalent unit of production basis, lease operating expenses improved to $.45 per Mcfe compared to $.47 for 1996, due in part to the sale of a high-cost, non-core waterflood property.

     General and Administrative Expense. G&A for 1997 was $18.9 million compared to $16.3 million for 1996. This increase is primarily attributable to increases in personnel and related costs as the result of the American Acquisition. G&A per natural gas equivalent unit of production was $.22 per Mcfe for both 1997 and 1996.

     Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $9.0 million for the year ended December 31, 1997 compared to $5.0 million for the year ended December 31, 1996. This increase is consistent with the increase in exploration activity conducted by the Company during 1997 compared to 1996. The 1997 amount consists of $2.5 million of seismic acquisition and other geological and geophysical costs, $5.0 million of dry hole costs and $1.5 million of leasehold impairment. The 1996 amount consists of $2.5 million of seismic acquisition costs, $1.9 million of dry hole costs and $.6 million of leasehold impairment.

     Depreciation, Depletion and Amortization. DD&A for the year ended December 31, 1997 was $79.3 million compared to $65.3 million for 1996. This increase is due primarily to higher production levels and an increase in the oil and gas DD&A rate for 1997. The oil and gas DD&A rate per equivalent unit of production was $.88 per Mcfe for 1997 compared to $.82 per Mcfe in 1996. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves.

     Impairment. In the fourth quarter of 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was recognized in connection with the allocation of the American Acquisition purchase price to the oil and gas properties acquired. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements appearing elsewhere herein. No impairment was recognized for the year ended December 31, 1996.

     Interest Expense. Interest expense for 1997 was $28.7 million compared to $26.8 million for 1996. This increase is primarily attributable to higher average long-term debt balances outstanding during 1997 as the result of the American Acquisition. The net impact of interest rate swaps in effect during the years ended December 31, 1997 and 1996 was to increase interest expense by $.2 million and $.9 million, respectively. See "-- Capital Resources and Liquidity."

     Income Taxes. For 1997, the Company recorded a tax benefit of $11.3 million on a pre-tax loss of $27.3 million, an effective rate of 41%. This compares to a tax provision of $10.4 million, or 33%, on pre-tax income of $31.5 million for 1996. The effective rates for both 1997 and 1996 varied from the statutory rate due to the availability of Section 29 credits.

Capital Resources and Liquidity

Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the three years ended December 31, 1998, 1997 and 1996, the Company's cash flows from investing activities included investments of $226.9 million, $235.8 million and $134.2 million, respectively, in oil and gas property acquisition, exploration and development activities and currently anticipates spending approximately $170 million in exploration and development activities in 1999. Such investments comprised substantially all of the total cash flow invested by the Company during the three-year period. The expenditure amounts for 1997 do not include non-cash acquisition costs aggregating an additional $366.8 million which were funded primarily through the issuance of Common Stock, Preferred Stock, warrants and options, and the assumption of debt. Variations in capital expenditure levels over the three-year period are primarily tied to the amount of proved property acquisitions made in each year. See "-- Commitments and Capital Expenditures." For the three-year period, cash flows from operating activities were $147.4 million, $129.8 million and $101.8 million, representing 65%, 55% and 76%, respectively, of the oil and gas property investments made for cash in each year. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reductions of cash flows from operating activities, which in turn could impact the amount of capital investment. A portion of this price risk and cash flow volatility has been hedged by Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." The growth achieved in cash flows from operating activities over this period is discussed under "-- Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997" and "-- Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996."

     Cash flows from financing activities were a significant source of funding for the Company's investing activities over the three-year period ended December 31, 1998. The Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities. For the three years ended December 31, 1998, 1997 and 1996, net amounts borrowed under such facilities were $31.7 million, $95.7 million and $29.0 million, or 14%, 41% and 22%, respectively, of the cash oil and gas investments made for each year. The Company's debt facilities are discussed in greater detail below. In addition, the Company received $40.1 million from the termination of a Fixed-Price Contract in 1998 and $26.2 million from the amendment of certain Fixed-Price Contracts in 1996.

     The Company's EBITDAX increased to $186.2 million in 1998 from $164.9 million in 1997 and $128.6 million in 1996. EBITDAX is defined herein as income
(loss) before interest, income taxes, DD&A, impairment and exploration costs. Increases in EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented herein may not be comparable to other similarly titled measures of other companies.

     $450 Million Revolving Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit under the Credit Facility are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to maturity on October
14, 2002. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." As of December 31, 1998, the Company had $295.0 million of principal and $17.8 million of letters of credit outstanding under the Credit Facility.

     The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At December 31, 1998, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At December 31, 1998, the effective interest rate for borrowings under the Credit Facility was 5.9%, including the effect of interest rate swaps.

     The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

     Other Lines of Credit. The Company has certain other unsecured lines of credit available to it, which aggregated $45.0 million as of December 31, 1998. Such short-term lines of credit are primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. At December 31, 1998, the Company had $2.2 million of indebtedness and $.1 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

     6-7/8% Senior Notes due 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6-7/8% Senior Notes due 2007 (the "Senior Notes"). Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and the Company's ability to enter into sale and leaseback transactions.

     9-1/4% Senior Subordinated Notes due 2004. In June 1994, the Company issued $100 million principal amount, $98.5 million net of discount, of 9-1/4% Senior Subordinated Notes due 2004 (the "Subordinated Notes"). Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains restrictive covenants which limit, among other things, the prepayment of the Subordinated Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

     At December 31, 1998, the Company had working capital of $24.6 million and a current ratio of 1.4 to 1. Total long-term debt outstanding at December 31, 1998 was $596.1 million. The Company's long-term debt as a percentage of its total capitalization was 53%. The amount of required principal payments for the next five years and thereafter as of December 31, 1998 are as follows:
1999--$0; 2000--$0; 2001--$0; 2002--$297.2 million; 2003--$0; thereafter--$300 million. The Company believes that the borrowing capacity under its existing credit facilities, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program budgeted for 1999 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "-- Commitments and Capital Expenditures" and "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts--Margin."

     See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Sensitivity" for a discussion of the interest rate swaps hedging the interest rate exposure associated with borrowings under the Credit Facility.

Commitments and Capital Expenditures

The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the year ended December 31, 1998, the Company expended $139.5 million on development activities, $82.9 million on exploration activities and $4.1 million on proved reserve acquisitions in connection with this strategy. The Company's 1998 drilling program resulted in the drilling of 351 gross (228 net) wells, including 27 gross (18 net) exploratory wells and 324 gross (210 net) development wells. The Company's drilling activities added 258 Bcfe to its proved reserve base. Reserves added through 1998 acquisitions aggregated 7 Bcfe.

     The Company's approved drilling budget for 1999 provides for approximately $170 million in oil and gas exploration and development activities. Of these expenditures, approximately $109 million is targeted for development activities and $61 million is directed to exploration activities to be conducted in its Core Areas. Actual levels of exploration and development expenditures may vary due to many factors, including drilling results, new drilling opportunities, drilling rig availability, oil and natural gas prices and acquisition opportunities. See "-- Outlook for 1999." The Company continues to actively search for attractive oil and gas property acquisitions, but is not able to predict the timing or amount of capital expenditure which may ultimately be employed in acquisitions during 1999.

     In the ordinary course of its business, the Company may contract for drilling or other services for extended periods of time, but generally less than 12 months, or may enter into agreements for oil and gas lease acreage which require a certain level of drilling activity to maintain its lease position. Such arrangements are common to the Company's industry.

Outlook for Fiscal Year 1999

General. The discussion of the Company's fiscal year 1999 outlook provided under this caption and other Forward-Looking Statements in this document reflect the current expectations of Management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions as of December 31, 1998 and other information currently available to Management. Such Forward-Looking Statements include among others, statements regarding the Company's future drilling plans and objectives and related exploration and development budgets and number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, exploration, development and marketing of oil and gas reserves. These risks include, but are not limited to, commodity price risks, counterparty risks, environmental risks, drilling risks, reserves risks, and operations and production risks. Certain of these risks are described elsewhere herein. Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract position by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated contribution to future results of operations are based upon market information as of a specific date. Such market information in certain cases is a function of significant judgment and estimation. Further, market prices for oil and gas and market money rates are subject to significant volatility. For all of the foregoing reasons, actual results may differ materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligations or undertakings to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

     Production. The Company's drilling budget approved by the Board of Directors for 1999 is $170 million. Based on this expenditure level, the inventory of drilling opportunities identified for 1999, internal production forecasts for developed and undeveloped properties and historical Finding Cost results, the Company expects continued growth in total oil and gas production for 1999, although there can be no assurance. The amount of drilling expenditures actually committed during 1999 is subject to revision. A continued low price environment for oil and gas may result in lower drilling expenditures to prevent leverage from increasing. This, in turn, would be expected to result in less oil and gas production for the year.

     Oil and Gas Prices. The Company's Fixed-Price Contracts in 1999 are expected to provide average fixed prices of $2.73 per Mcf for its hedged natural gas before consideration of basis. Based on February 1999 quotations for regional natural gas prices for the balance of 1999 and giving effect to the Company's portfolio of basis swaps, the Company anticipates price realization percentages comparable to historical averages. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts--Market Risk." As of December 31, 1998, the Company's Fixed-Price Contracts hedge 36 Bcf of natural gas production in 1999 and since year-end, the Company has entered into a number of fixed-price collars for various periods of 1999 which hedge an additional 14 Bcf of gas production at an average floor price of $1.83 per Mcfe and 31 Bcf at an average ceiling price of $2.09 per Mcfe. In addition, the Company entered into a 1999 fixed-price swap which hedges 3 Bcf at $1.94. No plans currently exist to increase or decrease the amount of hedged production volumes for 1999; however, the Company may decide to hedge a greater or smaller share of production in the future.

     The Company is unable to predict the market prices that will be received for its unhedged production in 1999. For 1998, average monthly wellhead prices for its natural gas ranged from $1.78 per Mcf to $2.26 per Mcf and oil prices varied from $9.84 per Bbl to $15.24 per Bbl. Because less than 50% of the Company's estimated 1999 production is hedged by Fixed-Price Contracts, the Company's 1999 oil and gas revenues are highly sensitive to commodity price changes.

     Other Income. The Company presently has no plans to dispose of any significant oil and gas property. Other sources of miscellaneous income are expected to be comparable to prior year results. See "Item 3--Legal Proceedings--Midcon" regarding the potential favorable resolution of a legal claim.

     Operating Costs. On an equivalent unit of production basis, lifting costs are anticipated to decrease slightly in relation to historical results for 1998 and 1997. This performance is somewhat dependent upon the growth in production discussed above. Production taxes are expected to be incurred at an average rate of 5% to 6% of wellhead oil and gas sales.

     General and Administrative Expense. Estimated G&A costs for 1999 are expected to approximate 1998's results in the aggregate.

     Exploration Costs. The Company expects to commit approximately $61 million of its 1999 capital expenditure budget to exploration drilling, leasehold, seismic and other geological and geophysical costs. Under the successful efforts method of accounting, the costs associated with unsuccessful exploration wells are expensed. All exploratory geological and geophysical costs (budgeted at $7 million for 1999) are expensed as incurred, regardless of ultimate success in the discovery of new reserves. Remaining exploration costs to be expensed in 1999 will depend on the Company's exploratory drilling results. The amount of actual exploration expenditures committed during 1999 is subject to revision based, in part, on changes in expected 1999 operating cash flows and desired leverage levels. See "Production" above.

     Depreciation, Depletion and Amortization. The Company expects the DD&A rate for 1999 to reflect improvement in relation to 1998's results. The Company's fourth quarter rate was $.94 per Mcfe based upon the year-end reserve study. This rate will show additional improvement as a result of the impairment charge recorded in the fourth quarter. The Company will be subject to fluctuation in its DD&A rate as production from certain significant properties varies in relation to total production.

     Impairment. Impairment recognition is subject to many factors, including oil and gas prices, revisions to reserve estimates and the cost of future reserve additions. Many of these factors are beyond the Company's ability to control or predict; consequently, the timing and amount of future impairments, if any, is unknown. Further weakening of oil and gas prices could result in future impairment recognition.

     Interest Expense. The Company plans for its capital expenditure levels in 1999 to approximate its operating cash flows for the year. Consequently, average outstanding indebtedness is expected to remain relatively constant with 1998's year-end debt balance. Interest expense is anticipated to reflect a modest increase over the prior year. This estimate makes no assumption with respect to future material acquisitions, divestitures or financings, changes in capital expenditures or operating cash flows, or increases in stockholders' equity. See "-- Capital Resources and Liquidity" for interest rate information for the Company's indebtedness.

     Income Taxes. The Company expects, based on its estimated tax attributes at December 31, 1998, that its income tax provision for 1999 will result in an effective rate approximating statutory rates. However, declines in oil and gas prices could impact the Company's ability to utilize its net operating loss carryforwards, which would have an adverse effect on the tax provision for 1999. The Company anticipates utilization of $10.0 million of net operating loss carryforwards in 1999.

Year 2000 Compliance

General. The Company continues to address the business issues surrounding the ability of computer software and hardware and other business systems to appropriately consider periods and dates after December 31, 1999, both in its offices and field locations ("Year 2000 Issue"). Non-compliant information technology ("IT") systems and non-IT systems could result in system failures or miscalculations causing disruptions of business operations or a temporary inability to engage in normal business activities. Both IT and non-IT systems may contain embedded technology, which complicates the Company's efforts to identify, assess and remediate the Year 2000 Issue.

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

     Status. IT Systems. The Company has completed the assessment phase of all significant IT systems, including its accounting, land, production and engineering software and its computer hardware. The remediation phase for the Company's material systems has been completed. Upgrades of certain PC-based systems will continue throughout 1999 but non-compliance in these systems does not represent a material exposure. As of March 12, 1999, the testing phase was estimated to be 80% complete, and was expected to be fully complete in April 1999. The implementation phase was estimated to be 75% complete as of March 12, 1999, with upgraded significant IT systems expected to be fully operational in April 1999.

     Non-IT Systems. The Company has completed the assessment phase of all significant non-IT systems, which includes operating equipment with embedded chips or software. The Company believes that the remediation, testing and implementation phases are complete. The existence of embedded technology is by nature more difficult to identify. While the Company believes that all significant non-IT systems are Year 2000 compliant, the task force will continue to search for previously unidentified exposures.

     Third Parties. The Company estimates that it is 90% complete with the assessment phase of its exposure to Year 2000 compliance by material third parties (identified above). The assessment phase is expected to be completed in May 1999. The responses received to date from third parties have not identified a material non-compliance issue that would require action by the Company. The Company will continue to monitor its exposure to material third parties to the extent information is available. The Company has a limited number of systems which interface directly with third parties. Such systems, although believed to be compliant, are not significant to the Company's business operations.

     The Company cannot be assured that the various phases of its Year 2000 plan will successfully identify and mitigate all material exposures to the Year 2000 Issue. See Risk Factors below.

     Costs. The Company has used, and will continue to use, primarily internal resources to reprogram, or replace, test and implement the software, hardware and operating equipment for Year 2000 modifications. Because the majority of the software employed by the Company was purchased from third parties subject to ongoing maintenance agreements, Year 2000 upgrades did not result in significant cash outlays. Total costs incurred to date in connection with Year 2000 compliance has been immaterial. The estimated cost attributable to remaining compliance issues in the aggregate is expected to be less than $250,000 including hardware, software, internal and external labor costs, which will be funded through operating cash flows.

     Risk Factors. Management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner and does not expect to incur significant operational problems due to Year 2000 non-compliance. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. Further, no assurance can be given that all material issues will be identified, or that all material third parties will be compliant by the year 2000. If all significant Year 2000 issues are not properly and timely identified, assessed, remediated, tested and implemented, there can be no assurance that the Company's results of operations will not be materially affected. Additionally, there can be no assurance that non-compliance by third parties will not have a material adverse effect on the Company's systems or results of operations.

     The Company has not identified a "worst case scenario" that is reasonably likely as of this date. Accordingly, the Company currently does not have a contingency plan in place to address Year 2000 non-compliance. The Company plans to evaluate the status of its Year 2000 plan in April 1999 and will determine at that date whether such a plan is necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and gas and changes in market interest rates. To mitigate a portion of its exposure to adverse market changes, the Company has entered into Fixed-Price Contracts and interest rate swaps. All of the Company's Fixed-Price Contracts and interest rate swaps have been entered into as hedges of oil and gas price risk or interest rate risk and not for trading purposes. Information regarding the Company's market exposures, Fixed-Price Contracts, interest rate swaps and certain other financial instruments is provided below. All information is presented in U.S. Dollars.

Fixed-Price Contracts

Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's
Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. As of December 31, 1998, Fixed-Price Contracts are in place to hedge 244 Bcf of the Company's estimated future gas production.

     For energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. Under energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price. The Company's natural gas collars contain a fixed floor price (put) and ceiling price (call). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price, then no payments are due from either party. Under the Company's basis swaps, the Company receives the floating market price for NYMEX futures and pays the floating market price plus a fixed differential for a specified regional spot market index.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of December 31, 1998.

                                                  Years Ending December 31,                   Balance
                                  ---------------------------------------------------------   through
                                       1999        2000       2001       2002       2003        2017        Total
-------------------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands, except price data)
Natural Gas Swaps:
Sales Contracts
Contract volumes (BBtu)               15,825      9,830      7,475      6,405      5,650      17,783        62,968
Weighted-average fixed price
 per MMBtu (1)                      $   2.44    $  2.46    $  2.47    $  2.67    $  2.92    $   3.29     $    2.75
Future fixed-price sales            $ 38,629    $24,164    $18,446    $17,098    $16,492    $ 58,429     $ 173,258
Future net revenues (2)             $  7,251    $ 2,441    $ 1,792    $ 2,648    $ 3,534    $ 15,576     $  33,242
Purchase Contracts
Contract volumes (BBtu)              (10,950)        --         --         --         --          --       (10,950)
Weighted-average fixed price
 per MMBtu (1)                      $   2.18    $    --    $    --    $    --    $    --    $     --     $    2.18
Future fixed-price purchases        $(23,880)   $    --    $    --    $    --    $    --    $     --     $ (23,880)
Future net revenues (2)             $    939    $    --    $    --    $    --    $    --    $     --     $     939
Natural Gas Physical Delivery
 Contracts:
Contract volumes (BBtu)               24,144     22,678     23,240     23,115     20,245      71,483       184,905
Weighted-average fixed price
 per MMBtu (1)                      $   2.76    $  2.94    $  3.06    $  3.21    $  3.47    $   4.32     $    3.56
Future fixed-price sales            $ 66,682    $66,675    $71,109    $74,150    $70,292    $308,529     $ 657,437
Future net revenues (2)             $ 13,574    $14,495    $17,246    $19,770    $21,076    $102,688     $ 188,849
Natural Gas Collars:
Contract volumes (BBtu):
Floor                                  7,300         --         --         --         --          --         7,300
Ceiling                               14,600         --         --         --         --          --        14,600
Weighted-average fixed-price
 per MMBtu (1):
Floor                               $   2.41    $    --    $    --    $    --    $    --    $     --     $    2.41
Ceiling                             $   2.78    $    --    $    --    $    --    $    --    $     --     $    2.78
Future fixed-price sales            $ 17,599    $    --    $    --    $    --    $    --    $     --     $  17,599
Future net revenues (2)             $  3,367    $    --    $    --    $    --    $    --    $     --     $   3,367
Total Natural Gas Contracts (3):
Contract volumes (BBtu)               36,319     32,508     30,715     29,520     25,895      89,266       244,223
Weighted-average fixed price
 per MMBtu (1)                      $   2.73    $  2.79    $  2.92    $  3.09    $  3.35    $   4.11     $    3.38
Future fixed-price sales            $ 99,030    $90,839    $89,555    $91,248    $86,784    $366,958     $ 824,414
Future net revenues (2)             $ 25,131    $16,936    $19,038    $22,418    $24,610    $118,264     $ 226,397
===================================================================================================================

(1) The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts. See "-- Market Risk."

(2) Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1998, as adjusted for basis. Future net revenues change with changes in market prices and basis. See "-- Market Risk." Future net revenues as presented herein are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk. See Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

(3) Does not include basis swaps with notional volumes by year, as follows:
    1999-19.0 TBtu; 2000-21.3 TBtu; 2001-9.4 TBtu; and 2002-5.5 TBtu.

     The estimates of future net revenues from the Company's Fixed-Price Contracts are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. The market for natural gas beyond a five year horizon is illiquid and published market quotations are not available. The Company has relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine its future net revenue estimates. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The future net revenue estimates shown above are subject to change as forward market prices change.

     The estimated fair value of the Company's Fixed-Price Contracts and the associated carrying value as of December 31, 1998 are provided below.

                                                    Estimated      Carrying
                                                   Fair Value       Value
---------------------------------------------------------------------------
                                                        (in thousands)
Fixed-Price Contracts as of December 31, 1998:
Natural Gas Swaps:
 Sales Contracts                                    $ 25,574      $ 25,574
 Purchase Contracts                                      905           905
Natural Gas Physical Delivery Contracts               96,423        96,423
Natural Gas Collars                                    3,367         3,367
Natural Gas Basis Swaps                               (3,660)       (3,660)
---------------------------------------------------------------------------
Total                                               $122,609      $122,609
===========================================================================

     The fair value of Fixed-Price Contracts as of December 31, 1998 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. In connection with the adoption of SFAS 133, this estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value as reflected in the balance sheet as of December 31, 1998 does not necessarily represent the value a third party would pay to assume the Company's positions.

     Accounting. In October 1998, the Company adopted SFAS 133 which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as hedges or are defined by SFAS 133 as being "fair value hedges" are recorded in earnings as the changes occur.

     All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Further, all Fixed-Price Contracts have performed according to Management expectations in reducing the Company's exposure to adverse movements in commodity prices. However, SFAS 133 has very specific guidelines for measuring hedge effectiveness. Certain of the Company's contracts did not meet this criteria although they continue to perform as anticipated. For Fixed-Price Contracts qualifying as hedges pursuant to SFAS 133, the differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. Changes in market value for these contracts for volumes not yet settled are not reflected in the Company's income statements, but rather are shown as adjustments to other comprehensive income. For those contracts not qualifying as hedges, the associated fair value, as well as future changes in market value, are recognized in earnings. The fair value of all of its Fixed-Price Contracts are recorded as assets or liabilities in the Company's balance sheet.

     If a Fixed-Price Contract which qualified for hedge accounting is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original term of the contract. At December 31, 1998, the Company had pretax unamortized deferred gains of $61.3 million which were recorded net of deferred tax effects in accumulated other comprehensive income. Prior to the adoption of SFAS 133, the Company recorded gains and losses from contract terminations as deferred liabilities and assets, respectively. At December 31, 1997, the balance of deferred gains from price-risk management activities was $23.5 million. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract.

     For the years ended December 31, 1998, 1997 and 1996, oil and gas sales included $23.1 million of net gains, $4.3 million of net losses and $2.1 million of net losses, respectively, associated with realized gains and losses under its Fixed-Price Contracts. Other income for the year ended December 31, 1998 included $2.5 million of gain attributable to contract hedge ineffectiveness and the change in fair value of contracts not qualifying as cash flow hedges.

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

     The Company was a party to two Fixed-Price Contracts, both long-term physical delivery contracts, with independent power producers ("IPPs") which sold electrical power under firm, fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility ("NIMO Contracts"). The ability of these IPPs to perform their obligations to the Company was dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the NIMO Contract counterparties, and had further stated that its future financial prospects were dependent on its ability to resolve these obligations, along with other matters. In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the NIMO Contract counterparties. Subsequently, one of the NIMO Contract counterparties withdrew from the MRA. The power purchase agreement between NIMO and the other counterparty was terminated. In connection therewith, the Company agreed to terminate its fixed-price contract to the counterparty in exchange for $40.1 million, the receipt of which has been recorded in accumulated other comprehensive income, net of tax effect. The remaining NIMO Contract which hedges 54 Bcf of natural gas as of December 31, 1998 remains in force and is reflected in the Company's balance sheet at a fair value of $72 million. The Company continues to deliver natural gas pursuant to the terms of this contract which expires in 2007. NIMO has continued to seek relief from its contractual obligations under this contract in the court system. Although there can be no assurance, Management does not expect that NIMO will ultimately succeed in these efforts.

     Cancellation or termination of a Fixed-Price contract would subject a greater portion of the Company's gas production to market prices, which, in a low price environment, could have an adverse effect on the Company's future operating results. In addition, the associated carrying value of the contract would be removed from the Company's balance sheet. Any associated proceeds would be reflected in accumulated other comprehensive income, net of income tax effects, and amortized into earnings over the original contract term.

     Market Risk. The Company's natural gas Fixed-Price Contracts at December 31, 1998 hedge 244 Bcf of proved natural gas reserves at fixed prices, representing 20% of its estimated proved natural gas reserves. If the Company's proved natural gas reserves are produced at rates less than anticipated, Fixed-Price Contract volumes could exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments for any excess volumes at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue. The Company expects future production volumes to be equal to or greater than the volumes provided in its contracts.

     The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1998, 1997 and 1996, the Company received on an Mcf basis approximately 6%, 1% and 3% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 10%, 4% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant.

A 1% move in price realization for hedged natural gas in 1999 represents a $1.0 million change in gas sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

     Except for the effect of basis movements, the Company expects that any changes in Fixed-Price Contract fair value attributable to changes in market prices for natural gas will be offset by changes in the value of its natural gas reserves. This change in natural gas reserve value, however, is not reflected in the Company's balance sheet. Further, changes in future gains and losses to be realized in oil and gas sales upon future settlements of Fixed-Price Contracts resulting from changes in market prices for natural gas are expected to be offset by changes in the price received for the Company's hedged natural gas production. Because the majority of the Company's future estimated oil and gas production is unhedged, declining oil and gas prices could have a material adverse effect on the Company's future results of operations and operating cash flows.

     Margin. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1998, 1997 and 1996, the maximum aggregate amount of margin posted by the Company was $23.7 million, $28.7 million and $28.4 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1998, the Company had issued margin in the form of letters of credit and treasury bills totaling $17.0 million and $1.5 million, respectively. In addition, approximately 29 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

Interest Rate Sensitivity

The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of December 31, 1998, the Company had fixed the interest rate on average notional amounts of $158 million, $125 million, $125 million and $94 million for the years ended December 31, 1999, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.1% at December 31, 1998) and pays an average rate of 5.3%, 5.0%, 5.0% and 5.0% for 1999, 2000,
2001 and 2002, respectively. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years.

     For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is recorded in accumulated other comprehensive income and amortized as interest expense over the original contract term. For the years ended December 31, 1998, 1997 and 1996, interest rate swaps increased interest expense by $.3 million, $.2 million and $.9 million, respectively.

     As of October 1, 1998, the Company had one interest rate swap with a notional amount of $25 million, which pursuant to SFAS 133, was designated as a fair value hedge of a portion of the Subordinated Notes. As a result, cumulative effect of an accounting change in the statement of operations for the year ended December 31, 1998 included a gain of $2.7 million associated with the fair value of this interest rate swap and a loss of $1.6 million attributable to the fair value of the Subordinated Notes. This interest rate swap was terminated in the fourth quarter of 1998.

     The following table provides information about the Company's interest rate swaps and certain other financial instruments as of December 31, 1998.

                                                         Years Ending December 31,                      Balance
                                      --------------------------------------------------------------    through
                                           1999         2000         2001          2002       2003        2017         Total
---------------------------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands, except price data)
Expected Maturities of Long-
 Term Debt:
Bank debt                               $     --     $     --     $     --     $ 297,200    $   --     $      --     $297,200
 Average interest rate (1)                   5.4%         5.4%         5.5%          5.5%       --            --          5.4%
Senior Notes                            $     --     $     --     $     --     $      --    $   --     $ 200,000     $200,000
 Fixed interest rate                         6.9%         6.9%         6.9%          6.9%      6.9%          6.9%         6.9%
Subordinated Notes                      $     --     $     --     $     --     $      --    $   --     $ 100,000     $100,000
 Fixed interest rate                         9.3%         9.3%         9.3%          9.3%      9.3%          9.3%         9.3%
Interest Rate Swaps:
Average notional amount by year         $158,000     $125,000     $125,000     $  94,000    $   --     $      --     $502,000
 Average pay rate--fixed                     5.3%         5.0%         5.0%          5.0%       --            --          5.1%
 Average receive rate--variable (2)          5.1%         5.1%         5.2%          5.2%       --            --          5.1%
=================================================================================================================================

(1) Based on market quotations for interest rates as of December 31, 1998 plus the appropriate credit spread for the respective debt instrument. Does not include commitment fees. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."

(2) Based on market quotations for interest rates as of December 31, 1998.

     The estimated fair value of the Company's interest rate swaps and certain other financial instruments and the associated carrying value as of December 31, 1998 are provided below.

                               Estimated        Carrying
                              Fair Value          Value
----------------------------------------------------------
                                    (in thousands)
As of December 31, 1998:
Bank debt                     $ (297,200)      $ (297,200)
Senior Notes                    (187,704)        (198,912)
Subordinated Notes              (102,897)         (99,991)
Interest rate swaps                  389              389
----------------------------------------------------------
Total                         $ (587,412)      $ (595,714)
==========================================================

     The Company's bank debt bears interest at rates which move with market interest rates. Accordingly, the fair value of such debt at December 31, 1998 was estimated to approximate the carrying amount. The fair values of the 6-7/8% Senior Notes due 2007 and the 9-1/4% Senior Subordinated Notes due 2004 were determined based on market quotations for such securities. The fair value of the Company's interest rate swaps was based on market interest rates as of such date.

     The Company expects that changes in realized interest rate swap gains and losses attributable to future changes in market interest rates will be offset by changes in the interest payments hedged by such interest rate swaps. The fair value of such swaps until settlement will be subject to change as market interest rates change. Increases in market interest rates would have an adverse effect on the Company's results of operations since the majority of its bank debt interest rate exposure is unhedged.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data of the Company are set forth on pages F-1 through F-25 inclusive, found at the end of this report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Executive Compensation and Other Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

Item 11. Executive Compensation

The information required under Item 11 will be contained in the Proxy Statement under the heading "Executive Compensation and Other Information" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under Item 12 will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required under Item 13 will be contained in the Proxy Statement under the headings "Certain Transactions" and "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Exhibit No.              Description of Exhibit
--------------------------------------------------------------------------------
     2.1 Agreement and Plan of Reorganization dated as of June 24, 1997, as amended, between Louis Dreyfus Natural Gas Corp. and American Exploration Company (incorporated herein by reference to Annex A to Louis Dreyfus Natural Gas Corp.'s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on September 12, 1997 pursuant to Rule 424(b)(3) relating to Louis Dreyfus Natural Gas Corp.'s Registration Statement on Form S-4, Registration No. 333-34849).

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

     4.2 Indenture agreement dated as of December 11, 1997 for $200,000,000 of 6-7/8% Senior Notes due 2007 between Louis Dreyfus Natural Gas Corp. and LaSalle National Bank as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4, Registration No. 333-45773).

    *10.1 Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective December 1998.

Exhibit No.              Description of Exhibit
-------------------------------------------------------------------------------
     10.2 Form of Indemnification Agreement with directors of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

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

     10.9 Memorandum of Agreement, effective January 10, 1996, for the cancellation of a natural gas swap between the Registrant and Louis Dreyfus Energy Corp. (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31,
          1995).

   *10.10 Amendment to Option Agreement of Simon B. Rich, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

   *10.11 Form of Amendment to Outstanding Option Agreements of Employees
          (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

   *10.12 Form of Amendment to Outstanding Option Agreements of Non-Employee
          Directors (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

   *10.13 Employment Agreement, dated as of June 24, 1997, between Louis
          Dreyfus Natural Gas Corp. and Mark Andrews (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 24, 1997, of American Exploration Company).

   *10.14 Form of Change in Control Agreements between Registrant and Messrs.
          Mark E. Monroe, Jeffrey A. Bonney, Richard E. Bross, Ronnie K. Irani and Kevin R. White (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

   *10.15 Louis Dreyfus Natural Gas Corp. Deferred Stock Trust Agreement dated
          April 14, 1998 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

   *10.16 Deferred Stock Award Agreement dated March 31, 1998 between
          Registrant and Mark E. Monroe (incorporated by reference to Exhibit
          10.3 of the Registrant's Form 10-Q for the quarter ended March 31,
          1998).

   *10.17 Deferred Stock Award Agreement dated March 31, 1998 between
          Registrant and Richard E. Bross (incorporated by reference to Exhibit
          10.4 of the Registrant's Form 10-Q for the quarter ended March 31,
          1998).

   *10.18 Deferred Stock Award Agreement dated March 31, 1998 between
          Registrant and Ronnie K. Irani (incorporated by reference to Exhibit
          10.5 of the Registrant's Form 10-Q for the quarter ended March 31,
          1998).

   *10.19 Deferred Stock Award Agreement dated March 31, 1998 between
          Registrant and Kevin R. White (incorporated by reference to Exhibit
          10.6 of the Registrant's Form 10-Q for the quarter ended March 31,
          1998).

   *10.20 Louis Dreyfus Natural Gas Corp. Non-employee Director Deferred Stock
          Trust Agreement dated December 1, 1998.

   *10.21 Amendment No. 1 to Louis Dreyfus Natural Gas Corp. Deferred Stock
          Trust Agreement dated September 30, 1998.

Exhibit No.              Description of Exhibit
--------------------------------------------------------------------------------
   *10.22 Louis Dreyfus Natural Gas Corp. Non-Employee Director Deferred Stock
          Compensation Program as adopted effective July 23, 1998.

     21.1 List of subsidiaries of the Registrant.

     23.1 Consent of Independent Auditors.

     24.1 Powers of Attorney.

     27.1 Financial Data Schedule.

---------

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

          None.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOUIS DREYFUS NATURAL GAS CORP.

Date: March 12, 1999                By:  /s/ JEFFREY A. BONNEY
                                         -------------------------------------
                                             Jeffrey A. Bonney
                                             Executive Vice President and Chief
                                             Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                                    Title                             Date
MARK E. MONROE*               President, Chief Executive Officer and Director        March 12, 1999
-----------------------       (principal executive officer)
Mark E. Monroe

RICHARD E. BROSS*             Executive Vice President and Director                  March 12, 1999
-----------------------
Richard E. Bross*

/s/ JEFFREY A. BONNEY         Executive Vice President and Chief Financial Officer   March 12, 1999
-----------------------       (principal financial and accounting officer)
Jeffrey A. Bonney

SIMON B. RICH, JR.*           Chairman of the Board of Directors                     March 12, 1999
-----------------------
Simon B. Rich, Jr.

MARK ANDREWS*                 Vice Chairman of the Board of Directors                March 12, 1999
-----------------------
Mark Andrews

GERARD LOUIS-DREYFUS*         Director                                               March 12, 1999
-----------------------
Gerard Louis-Dreyfus

E. WILLIAM BARNETT*           Director                                               March 12, 1999
-----------------------
E. William Barnett

DANIEL R. FINN, JR.*          Director                                               March 12, 1999
-----------------------
Daniel R. Finn, Jr.

PETER G. GERRY*               Director                                               March 12, 1999
-----------------------
Peter G. Gerry

JOHN H. MOORE*                Director                                               March 12, 1999
-----------------------
John H. Moore

JAMES R. PAUL*                Director                                               March 12, 1999
-----------------------
James R. Paul


*By: /s/ JEFFREY A. BONNEY
     ---------------------
         Jeffrey A. Bonney
         Attorney-in-fact

                        LOUIS DREYFUS NATURAL GAS CORP.
  Index to Consolidated Financial Statements and Financial Statement Schedule

Consolidated Financial Statements                                      Page
Report of Independent Auditors ......................................  F-2

Consolidated Balance Sheets:
 December 31, 1998 and 1997 .........................................  F-3

Consolidated Statements of Operations:
 Years ended December 31, 1998, 1997 and 1996 .......................  F-4

Consolidated Statements of Stockholders' Equity:
 Years ended December 31, 1998, 1997 and 1996 .......................  F-5

Consolidated Statements of Cash Flows:
 Years ended December 31, 1998, 1997 and 1996 .......................  F-6

Notes to Consolidated Financial Statements ..........................  F-7

Consolidated Financial Statement Schedule

Schedule II--Consolidated Valuation and Qualifying Accounts ......... F-25

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors

The Board of Directors and Stockholders
Louis Dreyfus Natural Gas Corp.

We have audited the accompanying consolidated balance sheets of Louis Dreyfus Natural Gas Corp. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As discussed in Note 1 of the notes to the consolidated financial statements, effective October 1, 1998, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                                 ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 4, 1999

                         LOUIS DREYFUS NATURAL GAS CORP.
                          Consolidated Balance Sheets

                            (dollars in thousands)

                                  A S S E T S

                                                                                     December 31,
                                                                            -------------------------------
                                                                                 1998             1997
----------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                     $    2,539       $    5,538
Receivables:
 Oil and gas sales                                                                37,381           46,192
 Joint interest and other, net                                                    11,725           14,311
 Costs reimbursable by insurance                                                   7,200           22,406
Fixed-price contracts and other derivatives                                       23,338               --
Deposits                                                                           1,490            4,467
Inventory and other                                                                3,082            9,883
----------------------------------------------------------------------------------------------------------
 Total current assets                                                             86,755          102,797
----------------------------------------------------------------------------------------------------------
Property and Equipment, at cost, based on successful efforts
 accounting                                                                    1,519,296        1,404,784
Less accumulated depreciation, depletion and amortization                       (434,693)        (305,769)
----------------------------------------------------------------------------------------------------------
                                                                               1,084,603        1,099,015
----------------------------------------------------------------------------------------------------------
Other Assets
Fixed price contracts and other derivatives                                      107,302               --
Other, net                                                                         5,148            9,142
----------------------------------------------------------------------------------------------------------
                                                                                 112,450            9,142
----------------------------------------------------------------------------------------------------------
                                                                              $1,283,808       $1,210,954
==========================================================================================================

           L I A B I L I T I E S   A N D   S T O C K H O L D E R S '  E Q U I T Y
Current Liabilities
Accounts payable                                                              $   38,222       $   61,197
Accrued liabilities                                                               12,988           22,258
Revenues payable                                                                  10,940           16,111
----------------------------------------------------------------------------------------------------------
 Total current liabilities                                                        62,150           99,566
----------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                   596,103          563,344
----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred revenue                                                                  15,551           17,387
Deferred gains from price-risk management activities                                  --           23,453
Deferred income taxes                                                             65,398           21,896
Other                                                                             24,686           16,104
----------------------------------------------------------------------------------------------------------
                                                                                 105,635           78,840
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 7 and 13)
Stockholders' Equity
Preferred stock, par value $.01; 10 million shares authorized; no shares
 outstanding                                                                          --               --
Common stock, par value $.01; 100 million shares authorized; issued and
 outstanding, 40,109,758 and 40,088,258 shares, respectively                         401              401
Additional paid-in capital                                                       419,075          418,751
Retained earnings (deficit)                                                       (2,535)          50,052
Accumulated other comprehensive income                                           102,979               --
----------------------------------------------------------------------------------------------------------
                                                                                 519,920          469,204
----------------------------------------------------------------------------------------------------------
                                                                              $1,283,808       $1,210,954
==========================================================================================================

See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                     Consolidated Statements of Operations

                     (in thousands, except per share data)

                                                                              Years Ended December 31,
                                                                    -------------------------------------------
                                                                         1998            1997            1996
---------------------------------------------------------------------------------------------------------------
Revenues
Oil and gas sales                                                     $ 271,575       $ 222,016       $ 185,558
Other income                                                              6,916          10,901           3,947
---------------------------------------------------------------------------------------------------------------
                                                                        278,491         232,917         189,505
---------------------------------------------------------------------------------------------------------------
Expenses
Operating costs                                                          66,295          49,169          44,615
General and administrative                                               25,971          18,855          16,325
Exploration costs                                                        34,543           8,956           4,965
Depreciation, depletion and amortization                                131,408          79,325          65,278
Impairment                                                               52,522          75,198              --
Interest                                                                 40,908          28,737          26,822
---------------------------------------------------------------------------------------------------------------
                                                                        351,647         260,240         158,005
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative effect of
 accounting change                                                      (73,156)        (27,323)         31,500
Income taxes                                                            (19,605)        (11,261)         10,398
---------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of accounting change         (53,551)        (16,062)         21,102
Cumulative effect of accounting change, net of tax of $591                  964              --              --
---------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                     $ (52,587)      $ (16,062)      $  21,102
===============================================================================================================
Per Share
Net income (loss) before cumulative effect of accounting change       $   (1.33)      $    (.53)      $     .76
Cumulative effect of accounting change                                      .02              --              --
---------------------------------------------------------------------------------------------------------------
Net income (loss)--basic and diluted                                  $   (1.31)      $    (.53)      $     .76
===============================================================================================================
Weighted average diluted common shares                                   40,107          30,233          27,810
===============================================================================================================

See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                            Accumulated
                                                                 Additional                    Other           Total
                                            Preferred   Common     Paid-In     Retained    Comprehensive   Stockholders'
                                              Stock      Stock     Capital     Earnings        Income         Equity
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                $      --    $278     $197,291    $  45,012      $     --        $242,581
Exercise of stock options                          --      --           10           --            --              10
Net income                                         --      --           --       21,102            --          21,102
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       --     278      197,301       66,114            --         263,693
Preferred stock issued in American
 Acquisition                                   21,080      --           --           --            --          21,080
Preferred stock converted                     (20,655)     10       16,726           --            --          (3,919)
Preferred stock redeemed                         (425)     --           --           --            --            (425)
Common stock issued in
 American Acquisition                              --     113      193,964           --            --         194,077
Exercise of stock options                          --      --          497           --            --             497
Warrants and options issued in
 American Acquisition                              --      --       10,263           --            --          10,263
Net loss                                           --      --           --      (16,062)           --         (16,062)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                       --     401      418,751       50,052            --         469,204
Exercise of stock options                          --      --          324           --            --             324
                                                                                                             --------
 Sub-total                                                                                                    469,528
                                                                                                             --------
Comprehensive income:
Net loss                                           --      --           --      (52,587)           --         (52,587)
Other comprehensive income, net of tax:
 Cumulative effect of accounting change            --      --           --           --        97,681          97,681
 Reclassification adjustments                      --      --           --           --        (4,431)         (4,431)
 Change in fixed-price contract and other
  derivative effectiveness                         --      --           --           --           471             471
 Change in fixed-price contract and other
  derivative fair value                            --      --           --           --         9,258           9,258
                                                                                                             --------
Total comprehensive income                                                                                     50,392
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $      --    $401     $419,075    $  (2,535)     $102,979        $519,920
========================================================================================================================

See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                    Years Ended December 31,
                                                          --------------------------------------------
                                                               1998            1997            1996
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                          $  (52,587)     $  (16,062)     $   21,102
Items not affecting cash flows:
 Depreciation, depletion and amortization                     131,408          79,325          65,278
 Impairment                                                    52,522          75,198              --
 Deferred income taxes                                        (20,205)        (12,296)          9,065
 Exploration costs                                             34,543           8,956           4,965
 Gain on sale of property                                        (166)         (8,745)            (68)
 Other                                                           (596)            698             639
Net change in operating assets and liabilities,
 exclusive of amounts acquired:
 Accounts receivable                                           27,529          (5,598)        (10,194)
 Deposits                                                       2,977           1,125          (1,692)
 Inventory and other                                            5,116          (3,184)            (52)
 Accounts payable                                             (23,179)         10,162          14,957
 Accrued liabilities                                           (6,646)             75            (661)
 Revenues payable                                              (3,278)            192           2,732
 Deferred revenue                                                  --              --          (4,310)
------------------------------------------------------------------------------------------------------
                                                              147,438         129,846         101,761
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Exploration and development expenditures                     (222,400)       (154,396)        (98,097)
Acquisition of oil and gas properties                          (4,500)         (9,118)        (36,125)
Purchase of American Exploration Company                           --         (72,323)             --
Additions to other property and equipment                      (2,615)         (2,650)        (17,660)
Proceeds from sale of property and equipment                   14,413          27,887           1,101
Change in other assets                                           (172)         (6,003)            (76)
------------------------------------------------------------------------------------------------------
                                                             (215,274)       (216,603)       (150,857)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from bank borrowings                                 475,362         868,037         241,240
Repayments of bank borrowings                                (443,662)       (928,537)       (212,240)
Proceeds from issuance of senior notes                             --         198,784              --
Repayments of subordinated notes                                   --         (42,621)             --
Proceeds from contract termination                             40,136              --          25,000
Proceeds from stock options exercised                             324             497              10
Redemption of preferred stock                                      --          (4,344)             --
Change in deferred revenue                                     (1,836)         (1,662)         (2,268)
Change in gains from price-risk management activities          (2,321)         (2,773)          1,226
Change in other long-term liabilities                          (3,166)         (2,835)          2,293
------------------------------------------------------------------------------------------------------
                                                               64,837          84,546          55,261
------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                            (2,999)         (2,211)          6,165
Cash and cash equivalents, beginning of year                    5,538           7,749           1,584
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                     $    2,539      $    5,538      $    7,749
======================================================================================================

See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                   Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

General. Louis Dreyfus Natural Gas Corp. ("LDNG" or the "Company") is one of the largest independent natural gas companies in the United States engaged in the acquisition, development, exploration, production and marketing of natural gas and crude oil. At December 31, 1998, approximately 52% of the Company's Common Stock was owned by various subsidiaries of Societe Anonyme Louis Dreyfus & Cie (collectively "S.A. Louis Dreyfus et Cie"). See Note 6--Transactions with Related Parties. The accounting policies of LDNG reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

     Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements include the accounts of LDNG and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. Certain reclassifications have been made in the financial statements for the years ended December 31, 1997 and 1996 to conform to the financial statement presentation for the year ended December 31, 1998.

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

     Concentration of Credit Risk. The Company sells oil and natural gas to various customers, participates with other parties in the drilling, completion and operation of oil and natural gas wells and enters into long-term energy swaps and physical delivery contracts. The majority of the Company's accounts receivable are due from purchasers of oil and natural gas and from fixed-price contract counterparties. Certain of these receivables are subject to collateral or margin requirements. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. See Note 13--Fixed-Price Contracts--Credit Risk. As of December 31, 1998 and 1997, the Company's joint interest and other receivables are shown net of allowance for doubtful accounts of $1.2 million and $1.1 million, respectively.

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

     The Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. In order to determine whether an impairment has occurred, the Company estimates the expected future net cash flows from its oil and gas properties as of the date of determination, and compares such future cash flows to the respective carrying amounts. Those oil and gas properties which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of impaired properties is adjusted to an estimated fair value by discounting the estimated expected future cash flows attributable to such properties at a discount rate estimated to be representative of the market for such properties. The excess is charged to expense and may not be reinstated. For 1998, the Company recognized impairment charges aggregating $52.5 million. The associated impairment reviews were conducted as the result of declining oil and gas prices during the year which adversely affected the estimated future cash flows from the Company's oil and gas properties. Further weakening of oil and gas prices could result in future impairment recognition. In 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was recorded in connection with the acquisition of American Exploration Company, a Houston-based exploration and production company ("American") in October 1997 (the "American Acquisition"). The allocation of the American Acquisition purchase price, based on the relative fair values of the acquired properties, was reviewed for indications of impairment. Such review resulted in the impairment charge recognition. See Note 3--Acquisitions.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

     The Company provides for the estimated cost, at current prices, of dismantling and removing oil and gas production facilities. Such estimated costs are recorded at discounted values based on the estimated productive lives of the associated oil and gas property and amortized by the unit-of-production method. As of December 31, 1998 and 1997, estimated total future dismantling and restoration costs of $6.3 million and $5.8 million, respectively, were included in other liabilities in the accompanying balance sheets.

     Depreciation of other property and equipment is provided by using the straight-line method over estimated useful lives of three to 20 years.

     Debt Issuance Costs. Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. The unamortized balance of such costs included in other assets as of December 31, 1998 and 1997, was $3.7 million and $4.1 million, respectively.

     Oil and Gas Sales and Gas Imbalances. Oil and gas revenues are recognized as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where the Company has underproduced or overproduced its ownership percentage in a property. Under this method, a liability is recorded to the extent that the Company's overproduced position in a reservoir cannot be recouped through the production of remaining reserves. At December 31, 1998 and 1997, the Company had recorded imbalance liabilities of $4.0 million and $3.2 million, respectively. Additionally, at December 31, 1998, the Company had imbalance receivables of $1.4 million.

     Income Taxes. The Company files a consolidated United States income tax return which includes the taxable income or loss of its subsidiaries. Deferred federal and state income taxes are provided on all significant temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

     Hedging. The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and options (collectively "Fixed-Price Contracts"). The Company also enters into interest rate swap contracts to reduce its exposure to adverse interest rate fluctuations. In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as hedges or are defined by SFAS 133 as being "fair value hedges" are recorded in earnings as the changes occur.

     Adoption of the standard resulted in the reclassification of $62.2 million of deferred gains from price-risk management activities and $3.3 million of deferred hedging losses to accumulated other comprehensive income, recorded net of deferred income tax effects. In addition, adoption resulted in the recognition of $130.6 million of derivative assets and $7.6 million of derivative liabilities in the Company's balance sheet as of December 31, 1998. SFAS 133 precludes the consideration of future cash flows from derivative instruments in asset impairment determinations irrespective of any risk management intent for entering into such instruments. Adoption of the standard resulted in an additional impairment charge of $12.4 million which has been included in earnings as a cumulative effect of an accounting change. Also included in earnings as a cumulative effect of an accounting change are the following: $8.6 million of Fixed-Price Contract gains associated with the incremental impairment charge, $2.8 million of Fixed-Price Contract gains relating to contracts not qualifying as cash flow hedges, $1.5 million of Fixed-Price Contract gains relating to Fixed-Price Contract hedge ineffectiveness, and $1.1 million of net gain associated with a fair value hedge which hedged a portion of the Company's subordinated debt. See Note 4--Long-Term Debt, Note 10--Capital Stock and Stockholders' Equity Information, Note 12--Financial Instruments and Note 13--Fixed-Price Contracts. The Company does not hold or issue financial instruments with leveraged features.

     Earnings per Share. The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), to compute earnings per share. Weighted average common shares outstanding used in the calculation of basic earnings per share for the years ended December 31, 1998, 1997, and 1996 (in thousands) were 40,107, 30,233 and 27,800, respectively. Dilutive potential common shares used in the calculation of diluted earnings per share for the years ended

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

December 31, 1998, 1997 and 1996 (in thousands) were 40,107, 30,233 and 27,810, respectively. The increase in dilutive potential shares for 1996 is attributable to dilutive stock options. See Note 8--Employee Benefit Plans and
Note 10--Capital Stock for a description of potentially dilutive securities of the Company.

     Stock Options. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's Common Stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital. See
Note 8--Employee Benefit Plans.

Note 2. Property and Equipment

Capitalized Costs. The Company's oil and gas acquisition, exploration and development activities are conducted primarily in Texas, Oklahoma, New Mexico and offshore in the Gulf of Mexico. The following table summarizes the capitalized costs associated with these activities:

                                                                 December 31,
                                                         -----------------------------
                                                              1998            1997
-------------------------------------------------------------------------------------
                                                                (in thousands)
Oil and gas properties:
Proved                                                    $1,434,066      $1,298,046
Unproved                                                      51,304          74,893
Accumulated depreciation, depletion and amortization        (421,164)       (295,848)
-------------------------------------------------------------------------------------
                                                           1,064,206       1,077,091
-------------------------------------------------------------------------------------
Other property and equipment                                  33,926          31,845
Accumulated depreciation                                     (13,529)         (9,921)
-------------------------------------------------------------------------------------
                                                              20,397          21,924
-------------------------------------------------------------------------------------
                                                          $1,084,603      $1,099,015
=====================================================================================

     Depreciation, depletion and amortization expense of oil and gas properties per Mcfe was $1.04, $.88 and $.82 for the years ended December 31, 1998, 1997 and 1996, respectively. Such amounts do not include impairment charges recorded in 1998 and 1997. See Note 1--Significant Accounting Policies. For the years ended December 31, 1998, 1997 and 1996, the Company capitalized $3.3 million, $1.0 million and $.4 million of interest, respectively, in connection with its exploration and development activities. Depreciation of other property and equipment was $4.1 million, $3.2 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Unproved properties at December 31, 1998 consist primarily of acreage positions obtained in the American Acquisition. The Company will evaluate such properties over their respective lease terms or as drilling results are determined.

     Costs Incurred. The following table summarizes the costs incurred in the Company's acquisition, exploration and development activities for the years ended December 31, 1998, 1997 and 1996, respectively.

                                      Years Ended December 31,
                               --------------------------------------
                                   1998          1997         1996
---------------------------------------------------------------------
                                           (in thousands)
Property acquisition costs:
Proved                          $  4,088      $349,037      $ 36,125
Unproved                          11,815       109,648         6,934
---------------------------------------------------------------------
                                  15,903       458,685        43,059
Exploration costs                 74,123        21,514        10,610
Development costs                136,462       122,402        80,553
---------------------------------------------------------------------
                                $226,488      $602,601      $134,222
=====================================================================

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 3. Acquisitions

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

     The following unaudited pro forma results of operations data gives effect to the American Acquisition as if the transaction had occurred on January 1, 1996. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had these acquisitions closed on these respective dates or of future results of operations. The historic information has been adjusted for
(1) oil and gas sales and related operating costs, (2) amortization of the oil and gas properties based on the purchase price, (3) incremental general and administrative expenses associated with the ownership of the properties, and
(4) incremental interest expense resulting from the borrowings made under the Credit Facility, as hereinafter defined, in connection with each acquisition.

                                                   Years Ended December 31,
                                                   -------------------------
                                                       1997          1996
---------------------------------------------------------------------------
                                                   (in thousands, except per
                                                          share data)
Unaudited pro forma information:
Revenues                                            $303,719      $266,703
Net income                                            16,752         3,440
Net income per common share--basic and diluted           .43           .09
===========================================================================

     The pro forma information presented for 1997 and 1996 does not include a $73.1 million impairment charge recorded in connection with the American Acquisition, nor does it consider the effects of certain cost reduction plans, financing plans or the effects of certain purchase accounting adjustments (collectively "Pro Forma Adjustments"). The estimated combined financial impact of the Pro Forma Adjustments would be an increase in pro forma net income of $9.0 million, or $.23 per share, and $11.7 million, or $.30 per share, for the years ended December 31, 1997 and 1996, respectively.

     During 1998, 1997 and 1996, the Company made numerous other acquisitions of proved oil and gas properties, the net purchase price of which aggregated $4.1 million, $9.1 million and $36.1 million, respectively. The results of operations related to such acquisitions have been included in the accompanying statements of operations and cash flows for the periods subsequent to the closing of each transaction.

Note 4. Long-Term Debt

Long-term debt consists of the following:

                                                    December 31,
                                              -------------------------
                                                  1998          1997
-----------------------------------------------------------------------
                                                   (in thousands)
Bank Debt:
$450 Million Revolving Credit Facility         $295,000      $261,000
Other Lines of Credit                             2,200         4,500
-----------------------------------------------------------------------
                                                297,200       265,500
6-7/8% Senior Notes due 2007                    198,912       198,791
9-1/4% Senior Subordinated Notes due 2004        99,991        99,053
-----------------------------------------------------------------------
                                               $596,103      $563,344
=======================================================================

     $450 Million Revolving Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit under the Credit Facility are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to maturity on October 14, 2002.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See Note 13--Fixed-Price Contracts. As of December 31, 1998, the Company had $295.0 million of principal and $17.8 million of letters of credit outstanding under the Credit Facility.

     The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At December 31, 1998, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At December 31, 1998, the effective interest rate for borrowings under the Credit Facility was 5.9%, including the effect of interest rate swaps.

     The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

     Other Lines of Credit. The Company has certain other unsecured lines of credit available to it, which aggregated $45.0 million as of December 31, 1998. Such short-term lines of credit are primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. At December 31, 1998, the Company had $2.2 million of indebtedness and $.1 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

     6-7/8% Senior Notes due 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6-7/8% Senior Notes due 2007 (the "Senior Notes"). Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and the Company's ability to enter into sale and leaseback transactions.

     9-1/4% Senior Subordinated Notes due 2004. In June 1994, the Company issued $100 million principal amount, $98.5 million net of discount, of 9-1/4% Senior Subordinated Notes due 2004 (the "Subordinated Notes"). Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains restrictive covenants which limit, among other things, the prepayment of the Subordinated Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets.

     The amount of required principal payments for the next five years and thereafter as of December 31, 1998 are as follows: 1999--$0; 2000--$0; 2001--$0; 2002--$297.2 million; 2003--$0; thereafter--$300 million.

     Interest Rate Swaps. The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of December 31, 1998, the Company had fixed the interest rate on average notional amounts of $158 million, $125 million, $125 million and $94 million for the years ended December 31, 1999, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.1% at December 31, 1998) and pays an average rate of 5.3%, 5.0%, 5.0% and 5.0% for 1999, 2000, 2001 and 2002, respectively. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years.

     For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. If an interest rate swap is liquidated or sold prior to maturity, the gain or loss is recorded in accumulated other comprehensive income and amortized as interest expense over the original contract term. For the years ended December 31, 1998, 1997 and 1996, interest rate swaps increased interest expense by $.3 million, $.2 million and $.9 million, respectively.

     As of October 1, 1998, the Company had one interest rate swap with a notional amount of $25 million, which pursuant to SFAS 133, was designated as a fair value hedge of a portion of the Subordinated Notes. As a result, cumulative effect of an accounting change in the statement of operations for the year ended December 31, 1998 included a gain of $2.7 million associated with the fair value of this interest rate swap and a loss of $1.6 million attributable to the fair value of the Subordinated Notes. This interest rate swap was terminated in the fourth quarter of 1998.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 5. Income Taxes

The significant components of income tax expense (benefit) before cumulative effect of accounting change for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                          Years Ended December 31,
                                   ---------------------------------------
                                       1998           1997          1996
--------------------------------------------------------------------------
                                               (in thousands)
Current tax expense:
Federal                             $     527      $     885      $ 1,159
State                                      73            150          174
--------------------------------------------------------------------------
                                          600          1,035        1,333
--------------------------------------------------------------------------
Deferred tax expense (benefit):
Federal                               (17,999)       (11,407)       8,271
State                                  (2,206)          (889)         794
--------------------------------------------------------------------------
                                      (20,205)       (12,296)       9,065
--------------------------------------------------------------------------
                                    $ (19,605)     $ (11,261)     $10,398
==========================================================================

     The provision for income taxes before cumulative effect of accounting change differed from the computed "expected" income tax provision using statutory rates on income before income taxes for the following reasons:

                                                                Years Ended December 31,
                                                        -----------------------------------------
                                                             1998           1997          1996
-------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Computed "expected" income tax                            $ (25,605)     $  (9,563)     $ 11,025
Increases (reductions) in taxes resulting from:
 State income taxes, net of federal benefit                  (1,386)          (481)          629
 Permanent differences (principally related to basis
  differences in oil and gas properties)                      6,133            935           265
 Change in valuation allowance                                2,667             --            --
 Section 29 credits                                            (851)        (1,748)       (2,028)
 Other                                                         (563)          (404)          507
-------------------------------------------------------------------------------------------------
                                                          $ (19,605)     $ (11,261)     $ 10,398
=================================================================================================

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

     Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                                  December 31,
                                                                           ---------------------------
                                                                               1998           1997
-----------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Deferred tax liabilities:
Capitalized costs and related depreciation, depletion and amortization      $  69,116      $  87,406
Fixed-Price Contracts and other derivatives                                    49,643             --
Other                                                                              39            852
-----------------------------------------------------------------------------------------------------
                                                                              118,798         88,258
-----------------------------------------------------------------------------------------------------
Deferred tax assets:
Deferred revenue and hedging gains                                              5,909         15,519
Fixed-Price Contracts and other derivatives                                     2,904             --
Alternative minimum tax credits                                                 5,855          5,332
Net operating loss carryforwards                                               71,691         87,815
Other                                                                             564          1,185
-----------------------------------------------------------------------------------------------------
                                                                               86,923        109,851
Valuation allowance for net operating loss carryforwards                      (33,523)       (43,489)
-----------------------------------------------------------------------------------------------------
                                                                               53,400         66,362
-----------------------------------------------------------------------------------------------------
Net deferred tax liability                                                  $  65,398      $  21,896
=====================================================================================================

     At December 31, 1998, the Company had U.S. Federal net operating loss carryforwards of $202.5 million that expire beginning in 1999 and alternative minimum tax credit carryforwards of $5.9 million that can be carried forward indefinitely but which can be used only to reduce regular tax liabilities in excess of alternative minimum tax liabilities. Net operating loss carryforwards of $95.8 million are expected to expire without utilization due to the change of control provisions of Section 382 of the Internal Revenue Code. Such expirations have been fully reserved through the valuation allowance.

Note 6. Transactions With Related Parties

Fixed-Price Contract Activity. In 1993, the Company entered into a fixed-price sales contract with S.A. Louis Dreyfus et Cie hedging 33 Bcf of natural gas over a five-year period beginning in 1996, at a weighted-average fixed price of $2.49 per Mcf. For the years ended December 31, 1998 and 1996, the Company realized hedging gains of $2.9 million and $.8 million, respectively, in results of operations related to this contract. For 1997, the contract resulted in the recognition of a $.6 million hedging loss.

     The Company uses the commodity trading resources of S.A. Louis Dreyfus et Cie when purchasing natural gas futures contracts on the New York Mercantile Exchange ("NYMEX"). In that regard, the Company reimburses S.A. Louis Dreyfus et Cie for margin posted on behalf of the Company. At December 31, 1998 and 1997, margin of $1.5 million and $4.5 million, respectively, had been posted on the Company's behalf by S.A. Louis Dreyfus et Cie under this arrangement.

     In 1994, the Company entered into a Fixed-Price Contract with S.A. Louis Dreyfus et Cie which hedged 20 Bcf of natural gas production commencing January 1, 1996. This natural gas swap provided a weighted-average fixed price of approximately $2.18 per Mcf. In January 1996, the Company canceled this contract and received $1.6 million upon termination. The proceeds were deferred and amortized into oil and gas sales over the original 19-month term of the contract.

     General and Administrative Expense. The Company is a party to a services agreement with S.A. Louis Dreyfus et Cie pursuant to which the Company is billed for certain administrative and support services (principally insurance costs and services) provided by S.A. Louis Dreyfus et Cie at amounts approximating cost. General and administrative expenses for the years ended December 31, 1998, 1997 and 1996 include $1.4 million, $.9 million and $.9 million, respectively, for such services.

     Other. At December 31, 1998 and 1997, the Company owed S.A. Louis Dreyfus et Cie approximately $.1 million and $.7 million, respectively, principally for posted margin and miscellaneous general and administrative expenses. Such amounts are included in accounts payable in the accompanying balance sheets.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 7. Commitments and Contingencies

Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. During 1996, the Company received principal and interest payments on the promissory note totaling $1.7 million which have been reflected in the accompanying financial statements as other income. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. In January 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences, and seeking a return of amounts paid and a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. The complaint also seeks subordination of the Company's claim. The Court denied the Company's motion to dismiss the complaint. The Company considers the allegations of the complaint to be without merit and will vigorously defend against this action. Collection of unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of December 31, 1998. The Company will recognize income as any payments are received.

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

     American was a defendant in various other legal proceedings for which the Company also assumed responsibility in the American Acquisition. The largest of such legal claims was for an alleged underpayment of royalty of $5.5 million plus interest. In addition, American had received preliminary and final royalty underpayment determinations from the Minerals Management Service aggregating approximately $2.8 million plus interest in connection with certain gas contract settlements made in prior years. The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

     Rental Commitments. Minimum annual rental commitments as of December 31, 1998 under noncancelable office space leases are as follows: 1999--$3.1 million; 2000--$3.0 million; 2001--$2.2 million; 2002 and thereafter--$2.2 million. Approximately $3.8 million of such rental commitments is included in other long-term liabilities as of December 31, 1998, presented net of estimated future rental income to be received of $1.0 million. Rent expense included in results of operations for the three years ended December 31, 1998, 1997 and 1996 was $2.1 million, $1.1 million and $.9 million, respectively.

Note 8. Employee Benefit Plans

401(k) Plan. The Company's employees who have completed a specified term of service are eligible for participation in the Louis Dreyfus Natural Gas Profit Sharing and 401(k) Plan and Trust Agreement (the "401(k) Plan"). Pursuant to the plan provisions, employee contributions can be made up to 17% of compensation. Company contributions are discretionary. Employees vest in Company contributions at 20% per year of service. For the years ended December 31, 1998, 1997 and 1996, the Company contributed $1.2 million, $.9 million and $.9 million, respectively, to the 401(k) Plan.

     Stock Compensation Plans. Certain executive officers of the Company were participants in the Louis Dreyfus Deferred Compensation Stock Equivalent Plan sponsored by S.A. Louis Dreyfus et Cie ("Stock Equivalent Plan"). Under this plan, participants were awarded stock equivalent rights ("SERs") expressed as a number of stock equivalent units. At December 31, 1997 and 1996, SERs totaling 83,500 and 85,000 stock equivalent units, respectively, were outstanding. Recorded compensation expense attributable to the SERs was approximately $.4 million for each of the years ended December 31, 1997 and 1996. In 1998, the Stock Equivalent Plan was terminated and replaced with the Louis Dreyfus Natural Gas Corp. Deferred

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Stock Trust Agreement ("Trust Agreement"). The Trust Agreement establishes a trust which serves as a depositary for restricted stock awards granted pursuant to the Trust Agreement. An aggregate of 55,000 shares previously earned under the Stock Equivalent Plan were purchased by the Company and contributed to the trust for distribution upon termination of employment or other specified events, thus eliminating the Company's obligations under the Stock Equivalent Plan. These transactions resulted in a net reduction to compensation expense of $.6 million after consideration for amounts previously recorded in connection with the Stock Equivalent Plan. Also during 1998, a separate deferred stock trust agreement was established to create a compensation program for the services of non-employee directors of the Company. In connection therewith, the Company purchased and contributed 8,000 shares of restricted stock during 1998.

     Officers, directors and certain key employees have been granted options to purchase the Company's Common Stock under its 1993 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and options which are not qualified as incentive stock options. The maximum number of shares of Common Stock issuable under the Option Plan is 3.0 million shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company's Common Stock. As of December 31, 1998 and 1997, options to purchase 875,420 shares and 291,670 shares of Common Stock, respectively, were available for grant under the Option Plan. Options granted under the Option Plan vest over a period of time based on the nature of the grants and as defined in the individual grant agreements, but generally over a four to five-year period. The exercise price of each option, with certain exceptions, equals the market price of the Company's stock on the date of grant and an option's expiration date is ten years from the date of issuance.

     The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the Company had accounted for stock options issued after December 31, 1994 using the fair value method prescribed by that statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model. Valuation assumptions for option grants in 1998, 1997 and 1996 included the following: risk-free interest rates of 4.9%, 5.7% and 6.6%, respectively; no dividends over the option term; stock price volatility factors of .36, .32 and .31, respectively, and a weighted average expected option life of five years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods. Additionally, option awards made prior to 1995 have been excluded.

     The SFAS 123 pro forma information is as follows:

                                         Years Ended December 31,
                                ----------------------------------------
                                     1998            1997          1996
------------------------------------------------------------------------
                                  (in thousands, except per share data)
Net income (loss)                 $ (55,232)      $ (16,981)     $20,698
Net income (loss) per share           (1.38)           (.56)         .74
========================================================================

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

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

 Stock option transactions for 1998, 1997 and 1996 are summarized as follows:

                                                                      Years Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                               1998                           1997                             1996
---------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted-                         Weighted-                      Weighted-
                                                     Average                           Average                        Average
                                      Shares     Exercise Price       Shares       Exercise Price       Shares     Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year   1,708,330        $19.03           993,250          $15.98           792,000         $16.42
Granted                            1,054,750         15.51           806,080           22.46           212,000          14.39
Exercised                            (22,500)        15.05           (30,500)          16.18              (750)         13.69
Canceled                            (616,000)        20.68           (60,500)          16.02           (10,000)         16.71
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year         2,124,580         17.27         1,708,330           19.03           993,250          15.98
=================================================================================================================================
Exercisable at end of year           909,830         17.27           722,330           16.91           469,000          17.08
=================================================================================================================================
Weighted-average fair value of
 options granted during year (1)   $    6.17                       $    8.79                           $  5.71
=================================================================================================================================

     (1) Excludes for 1997 the fair value of options to purchase 53,330 shares issued in connection with the American Acquisition and recorded as part of the corresponding purchase price. See Note 3--Acquisitions.

     Outstanding options to acquire .9 million shares of stock at December 31, 1998 had exercise prices ranging from $18.00 to $23.16 per share and had a weighted-average remaining contractual life of 6.9 years. The balance of options outstanding at December 31, 1998 had exercise prices ranging from $12.63 to $17.71 per share and a weighted-average remaining contractual life of
8.8 years.

Note 9. Significant Customers

The Company's oil and gas sales at the wellhead are sold under contracts with various purchasers. For the year ended December 31, 1998, gas sales to PG&E Texas Industrial Energy, L.P. and Enron Capital and Trade Resources approximated 21% and 10% of total revenues, respectively. For the year ended December 31, 1997, gas sales to PG&E Texas Industrial Energy, L.P., Enron Capital and Trade Resources and GPM Gas Corporation approximated 22%, 15% and 10% of total revenues, respectively. For the year ended December 31, 1996, gas sales to Valero Industrial Gas, L.P., HPL Resources Corp. and GPM Gas Corporation approximated 18%, 13% and 11% of total revenues, respectively. The Company believes that alternative purchasers are available, if necessary, to purchase its production at prices substantially similar to those received from these significant purchasers in 1998.

Note 10. Capital Stock and Stockholders' Equity Information

Common Stock. The following table sets forth the Company's Common Stock activity for the periods presented:

                                                      Years Ended December 31,
                                                   -------------------------------
                                                     1998       1997        1996
----------------------------------------------------------------------------------
                                                           (in thousands)
Common Stock Activity:
Balance, beginning of year                          40,088     27,801     27,800
Exercise of stock options                               22         30          1
Shares issued in the American Acquisition               --     11,316         --
Shares issued on conversion of Preferred Stock          --        941         --
---------------------------------------------------------------------------------
Balance, end of year                                40,110     40,088     27,801
=================================================================================

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

     Warrants. At December 31, 1998, the Company had outstanding warrants to purchase 1.6 million shares of Common Stock, all of which are currently exercisable, issued in connection with the American Acquisition for the outstanding

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

warrants of American. The associated exercise prices range from $17.47 to $23.06 per share. Warrants to purchase .4 million shares expire April 1999; the balance expire December 2004.

     Other Comprehensive Income. The components of other comprehensive income and related tax effects for the year ended December 31, 1998 are shown as follows:

                                                                                        Tax         Net of
                                                                         Gross        Effect          Tax
-------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                                 $157,550      $ 59,869      $ 97,681
Reclassification adjustments                                             (7,147)       (2,716)       (4,431)
Change in fixed-price contract and other derivative effectiveness           759           288           471
Change in fixed-price contract and other derivative fair value           14,933         5,675         9,258
-------------------------------------------------------------------------------------------------------------
                                                                       $166,095      $ 63,116      $102,979
=============================================================================================================

Note 11. Supplemental Statement of Cash Flows Information

In October 1997, LDNG issued Common Stock, Preferred Stock, warrants and options and cash in connection with the American Acquisition. The accompanying financial statements include the following amounts attributable to the acquired assets and liabilities of American:

                                                                  American
                                                                Acquisition
------------------------------------------------------------------------------
                                                               (in thousands)
Value allocated to the oil and gas properties of American       $  437,920
Other non-cash assets acquired                                       3,176
Working capital acquired                                             3,874
Long-term debt assumed                                            (123,621)
Other liabilities assumed                                          (23,606)
Common Stock issued                                               (194,077)
Preferred Stock issued                                             (21,080)
Warrants and options issued                                        (10,263)
------------------------------------------------------------------------------
Cash paid, including cash overdrafts assumed                    $   72,323
==============================================================================

     For the years ended December 31, 1998, 1997 and 1996, the Company paid interest of $38.3 million, $25.8 million and $25.3 million, respectively, net of capitalized interest, and paid income taxes of $.3 million, $1.0 million and $1.4 million, respectively.

Note 12. Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133, employed by the Company as of December 31, 1998 and 1997, and the methods and assumptions used to estimate the fair value of such financial instruments:


                                                           December 31, 1998           December 31, 1997
                                                      --------------------------- ---------------------------
                                                         Carrying        Fair        Carrying        Fair
                                                          Amount        Value         Amount        Value
------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Fixed-price natural gas swaps (1):
 Sales contracts                                       $   25,574    $   25,574    $       76    $   18,000
 Purchase contracts                                           905           905            --         2,000
Fixed-price natural gas collars                             3,367         3,367            --            --
Fixed-price natural gas physical delivery contracts        96,423        96,423         1,138       166,000
Natural gas basis swaps                                    (3,660)       (3,660)           --         1,000
Fixed-price crude oil swaps                                   n/a           n/a            --            --
Bank debt (2)                                            (297,200)     (297,200)     (265,500)     (265,500)
6-7/8% Senior Notes due 2007 (2)                         (198,912)     (187,704)     (198,791)     (199,714)
9-1/4% Senior Subordinated Notes due 2004 (2)             (99,991)     (102,897)      (99,053)     (108,235)
Interest rate swaps--fixed                                    389           389            --        (1,000)
Interest rate swaps--floating                                 n/a           n/a            --         1,000
============================================================================================================

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

(1) The Company adopted the provisions of SFAS 133 as of October 1, 1998 pursuant to which the fair value of the Company's derivative instruments are recorded as assets and liabilities in the balance sheet. See Note 1 -- Significant Accounting Policies -- Hedging.

(2) Carrying amounts do not include capitalized debt issuance costs. See Note 1--Significant Accounting Policies -- Debt Issuance Costs.

     Cash and cash equivalents, accounts receivable, deposits, accounts payable, revenues payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments or to the criteria used to determine carrying value in the financial statements.

     The fair value of Fixed-Price Contracts as of December 31, 1998 and 1997 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. As of December 31, 1998, in connection with the adoption of SFAS 133, this estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. For December 31, 1997 (prior to the adoption of SFAS 133), the Company discounted the future value at a rate of 10%, the discount factor prescribed by the Securities and Exchange Commission for discounting future net cash flows from its oil and gas properties. See Note 14--Supplemental Information--Oil and Gas Reserves. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, certain of the Company's contracts hedge gas production for periods beyond five years into the future. The market for natural gas beyond the five year horizon is illiquid and published market quotations are not available. The Company has relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine its fair value estimates. The Fixed-Price Contract fair value as reflected in the balance sheet as of December 31, 1998 does not necessarily represent the value a third party would pay to assume the Company's positions.

     The Company's bank debt bears interest at rates which move with market interest rates. Accordingly, the fair value of such debt at December 31, 1998 and 1997 was estimated to approximate the carrying amount. The fair values of the 6-7/8% Senior Notes due 2007 and the 9-1/4% Senior Subordinated Notes due 2004 were determined based on market quotations for such securities. The fair value of the Company's interest rate swaps for each of the years presented was based on market interest rates as of such dates.

Note 13. Fixed-Price Contracts

Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's
Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. As of December 31, 1998, Fixed-Price Contracts are in place to hedge 244 Bcf of the Company's estimated future gas production.

     For energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. Under energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price. The Company's natural gas collars contain a fixed floor price (put) and ceiling price (call). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price, then no payments are due from either party. Under the Company's basis swaps, the Company receives the floating market price for NYMEX futures and pays the floating market price plus a fixed differential for a specified regional spot market index.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of December 31, 1998.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)


                                                  Years Ending December 31,                   Balance
                                  ---------------------------------------------------------   through
                                       1999        2000       2001       2002       2003        2017        Total
--------------------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands, except price data)
Natural Gas Swaps:
Sales Contracts
Contract volumes (BBtu)                15,825      9,830      7,475      6,405      5,650      17,783        62,968
Weighted-average fixed price
 per MMBtu (1)                      $    2.44    $  2.46    $  2.47    $  2.67    $  2.92    $   3.29     $    2.75
Future fixed-price sales            $  38,629    $24,164    $18,446    $17,098    $16,492    $ 58,429     $ 173,258
Future net revenues (2)             $   7,251    $ 2,441    $ 1,792    $ 2,648    $ 3,534    $ 15,576     $  33,242
Purchase Contracts
Contract volumes (BBtu)               (10,950)        --         --         --         --          --       (10,950)
Weighted-average fixed price
 per MMBtu (1)                      $    2.18    $    --    $    --    $    --    $    --    $     --     $    2.18
Future fixed-price purchases        $ (23,880)   $    --    $    --    $    --    $    --    $     --     $ (23,880)
Future net revenues (2)             $     939    $    --    $    --    $    --    $    --    $     --     $     939
Natural Gas Physical Delivery
 Contracts:
Contract volumes (BBtu)                24,144     22,678     23,240     23,115     20,245      71,483       184,905
Weighted-average fixed price
 per MMBtu (1)                      $    2.76    $  2.94    $  3.06    $  3.21    $  3.47    $   4.32     $    3.56
Future fixed-price sales            $  66,682    $66,675    $71,109    $74,150    $70,292    $308,529     $ 657,437
Future net revenues (2)             $  13,574    $14,495    $17,246    $19,770    $21,076    $102,688     $ 188,849
Natural Gas Collars:
Contract volumes (BBtu):
 Floor                                  7,300         --         --         --         --          --         7,300
 Ceiling                               14,600         --         --         --         --          --        14,600
Weighted-average fixed-price
 per MMBtu (1):
 Floor                              $    2.41    $    --    $    --    $    --    $    --    $     --     $    2.41
 Ceiling                            $    2.78    $    --    $    --    $    --    $    --    $     --     $    2.78
Future fixed-price sales            $  17,599    $    --    $    --    $    --    $    --    $     --     $  17,599
Future net revenues (2)             $   3,367    $    --    $    --    $    --    $    --    $     --     $   3,367
Total Natural Gas Contracts (3):
Contract volumes (BBtu)                36,319     32,508     30,715     29,520     25,895      89,266       244,223
Weighted-average fixed price
 per MMBtu (1)                      $    2.73    $  2.79    $  2.92    $  3.09    $  3.35    $   4.11     $    3.38
Future fixed-price sales            $  99,030    $90,839    $89,555    $91,248    $86,784    $366,958     $ 824,414
Future net revenues (2)             $  25,131    $16,936    $19,038    $22,418    $24,610    $118,264     $ 226,397
====================================================================================================================

(1) The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts. See "Market Risk."

(2) Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1998, as adjusted for basis. Future net revenues change with changes in market prices and basis. See "Market Risk." Future net revenues as presented herein are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk. See
     Note 12--Financial Instruments.

(3)  Does not include basis swaps with notional volumes by year, as follows:
     1999-19.0 TBtu; 2000-21.3 TBtu; 2001-9.4 TBtu; and 2002-5.5 TBtu.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

     The estimates of future net revenues from the Company's Fixed-Price Contracts are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. The market for natural gas beyond a five year horizon is illiquid and published market quotations are not available. The Company has relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine its future net revenue estimates. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The future net revenue estimates shown above are subject to change as forward market prices change. See Note 12--Financial Instruments for estimated fair value information.

     Accounting. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program and not for trading purposes. Further, all Fixed-Price Contracts have performed according to Management expectations in reducing the Company's exposure to adverse movements in commodity prices. However, SFAS 133 has very specific guidelines for measuring hedge effectiveness. Certain of the Company's contracts did not meet this criteria although they continue to perform as anticipated. For Fixed-Price Contracts qualifying as hedges pursuant to SFAS 133, the differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. Changes in market value for these contracts for volumes not yet settled are not reflected in the Company's income statements, but rather are shown as adjustments to other comprehensive income. For those contracts not qualifying as hedges, the associated fair value, as well as future changes in market value, are recognized in earnings. The fair value of all of its Fixed-Price Contracts are recorded as assets or liabilities in the Company's balance sheet.

     If a Fixed-Price Contract which qualified for hedge accounting is liquidated or sold prior to maturity, the gain or loss is deferred and amortized into oil and gas sales over the original term of the contract. At December 31, 1998, the Company had pretax unamortized deferred gains of $61.3 million which were recorded net of deferred tax effects in accumulated other comprehensive income. Prior to the adoption of SFAS 133, the Company recorded gains and losses from contract terminations as deferred liabilities and assets, respectively. At December 31, 1997, the balance of deferred gains from price-risk management activities was $23.5 million. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract. See Note 1--Significant Accounting Policies--Hedging.

     For the years ended December 31, 1998, 1997 and 1996, oil and gas sales included $23.1 million of net gains, $4.3 million of net losses and $2.1 million of net losses, respectively, associated with realized gains and losses under its Fixed-Price Contracts. Other income for the year ended December 31, 1998 included $2.5 million of gain attributable to contract hedge ineffectiveness and the change in fair value of contracts not qualifying as cash flow hedges.

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

     The Company was a party to two Fixed-Price Contracts, both long-term physical delivery contracts, with independent power producers ("IPPs") which sold electrical power under firm, fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility ("NIMO Contracts"). The ability of these IPPs to perform their obligations to the Company was dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the NIMO Contract counterparties, and had further stated that its future financial prospects were dependent on its ability to resolve these obligations, along with other matters. In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the NIMO Contract counterparties. Subsequently, one of the NIMO Contract counterparties withdrew from the MRA. The power purchase agreement between NIMO and the other counterparty was terminated. In connection therewith, the Company agreed to terminate its fixed-price contract to the counterparty in exchange for $40.1 million, the receipt of which has been recorded in accumulated other comprehensive income, net of tax effect. The remaining NIMO Contract which hedges 54 Bcf of natural gas as of December 31, 1998 remains in force and is reflected in the Company's balance sheet at a fair value of $72 million. The Company continues to deliver natural gas pursuant to the terms of this contract which expires in 2007. NIMO has continued to seek relief from its contractual

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

obligations under this contract in the court system. Although there can be no assurance, Management does not expect that NIMO will ultimately succeed in these efforts.

     Cancellation or termination of a Fixed-Price contract would subject a greater portion of the Company's gas production to market prices, which, in a low price environment, could have an adverse effect on the Company's future operating results. In addition, the associated carrying value of the contract would be removed from the Company's balance sheet. Any associated proceeds would be reflected in accumulated other comprehensive income, net of income tax effects, and amortized into earnings over the original contract term.

     Market Risk. The Company's natural gas Fixed-Price Contracts at December 31, 1998 hedge 244 Bcf of proved natural gas reserves at fixed prices, representing 20% of its estimated proved natural gas reserves. If the Company's proved natural gas reserves are produced at rates less than anticipated, Fixed-Price Contract volumes could exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments for any excess volumes at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue. The Company expects future production volumes to be equal to or greater than the volumes provided in its contracts.

     The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1998, 1997 and 1996, the Company received on an Mcf basis approximately 6%, 1% and 3% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 10%, 4% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% move in price realization for hedged natural gas in 1999 represents a $1.0 million change in gas sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

     Except for the effect of basis movements, the Company expects that any changes in Fixed-Price Contract fair value attributable to changes in market prices for natural gas will be offset by changes in the value of its natural gas reserves. This change in natural gas reserve value, however, is not reflected in the Company's balance sheet. Further, changes in future gains and losses to be realized in oil and gas sales upon future settlements of Fixed-Price Contracts as a result of changes in market prices for natural gas are expected to be offset by changes in the price received for the Company's hedged natural gas production.

     Margin. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1998, 1997 and 1996, the maximum aggregate amount of margin posted by the Company was $23.7 million, $28.7 million and $28.4 million, respectively. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1998, the Company had issued margin in the form of letters of credit and treasury bills totaling $17.0 million and $1.5 million, respectively. In addition, approximately 29 Bcf of the Company's proved gas reserves are mortgaged to a Fixed-Price Contract counterparty, securing the Company's performance under the associated contract.

Note 14. Supplemental Information--Oil and Gas Reserves (unaudited)

The following information summarizes the Company's net proved reserves of crude oil and natural gas and the present values thereof for the three years ended December 31, 1998, 1997 and 1996. Reserve estimates for these years have been prepared by the Company's petroleum engineers and reviewed by an independent engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. Future net revenue is estimated by such engineers using oil and gas prices in effect as of the end of each respective year with price escalations permitted only for those properties which have wellhead contracts allowing specific increases. Future operating costs estimated in each study

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

are based on historical operating costs incurred. Reserve quantity estimates are calculated without regard to prices in the Company's Fixed-Price Contracts.

     The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. Such estimates are susceptible to revision in light of subsequent drilling and production history or as a result of changes in economic conditions.

     Estimated Quantities of Oil and Gas Reserves (unaudited). The following table sets forth the Company's estimated proved reserves, all of which are located in the United States, for the years ended December 31, 1998, 1997 and 1996:

                                                   1998                          1997                         1996
                                        ---------------------------   --------------------------   --------------------------
                                            Oil            Gas            Oil            Gas           Oil            Gas
                                          (MBbls)         (MMcf)        (MBbls)        (MMcf)        (MBbls)        (MMcf)
-----------------------------------------------------------------------------------------------------------------------------
Proved Reserves:
Beginning of year                          29,109       1,028,752        23,497        849,199        20,360        753,919
Acquisition of proved reserves                166           6,270        11,679        163,651         2,173         62,497
Extensions and discoveries                  1,943         246,382         1,271        116,919         2,643         76,873
Revisions of previous estimates (1)        (3,165)         19,974           263        (26,345)          335         19,939
Sales of reserves in place                   (207)         (6,646)       (5,512)        (2,941)         (165)          (119)
Production                                 (3,430)       (101,066)       (2,089)       (71,731)       (1,849)       (63,910)
-----------------------------------------------------------------------------------------------------------------------------
End of year                                24,416       1,193,666        29,109      1,028,752        23,497        849,199
=============================================================================================================================

Proved Developed Reserves:
Beginning of year                          24,321         899,196        17,894        709,712        14,839        630,604
=============================================================================================================================
End of year                                20,722       1,026,834        24,321        899,196        17,894        709,712
=============================================================================================================================

(1) The crude oil volume revision for 1998 was primarily the result of a significant reduction in year-end 1998 crude oil prices compared to the prior year-end.

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

(2) The estimated cash flows from future production of proved reserves were prepared on the basis of prices received at December 31, 1998, 1997 and 1996, as adjusted for the effects of the Company's existing Fixed- Price Contracts, as follows: 1998--$9.46 per Bbl, $2.30 per Mcf; 1997--$16.77 per Bbl, $2.73 per Mcf; and 1996--$24.66 per Bbl, $3.55 per Mcf.

(3) The resulting future gross revenue streams were reduced by estimated future costs to develop and to produce the proved reserves and estimated abandonment costs for offshore properties, based on year-end estimates.

(4) Future income taxes were computed by applying the appropriate statutory tax rates to the future pretax net cash flows less the current tax basis of the properties involved and related carryforwards, giving effect to permanent differences and tax credits.

(5) The resulting future net revenue streams were reduced to present value amounts by applying a 10% discount factor.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

                                                                                      December 31,
                                                                  ------------------------------------------------
                                                                      1998               1997             1996
------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Future cash inflows (1)                                            $2,974,575         $3,291,773      $ 3,596,493
Future production costs                                              (870,420)          (985,639)      (1,053,989)
Future development costs                                             (148,595)          (136,217)        (125,074)
Future income taxes                                                  (371,076)          (438,183)        (704,818)
------------------------------------------------------------------------------------------------------------------
                                                                    1,584,484          1,731,734        1,712,612
Discount at 10% per year                                             (745,828)          (774,993)        (909,168)
------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted future net cash flows (1) (2)     $838,656         $  956,741       $  803,444
==================================================================================================================
SEC PV10% including Fixed-Price Contracts (3)                        $978,914         $1,135,970       $1,117,734
==================================================================================================================
SEC PV10% excluding Fixed-Price Contracts (3)                        $811,073         $1,002,649       $1,303,709
==================================================================================================================

(1) Future cash inflows and the standardized measure of discounted future net cash flows include the expected cash flow contribution of the Company's Fixed-Price Contracts based on year-end oil and gas prices. Such future cash inflows have not been adjusted for contract performance risk or counterparty credit risk. See Note 12--Financial Instruments.

(2) The standardized measure of discounted future net cash flows excluding the effect of the Company's Fixed-Price Contracts was $719.7 million, $873.5 million and $922.6 million as of December 31, 1998, 1997 and 1996, respectively.

(3) The SEC PV10% amounts give no effect to federal or state income taxes attributable to estimated future net revenues.

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

     Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows (unaudited). The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's oil and gas reserves for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                                          Years Ended December 31,
                                                                ---------------------------------------------
                                                                     1998            1997            1996
-------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Balance, beginning of year                                       $  956,741      $  803,444      $  563,297
Acquisitions of proved reserves                                       4,236         212,428         116,263
Extensions and discoveries, net of future development costs         183,231         118,849         147,817
Revisions of previous quantity estimates                                813         (22,766)         26,431
Oil and gas sales, net of production costs                         (205,280)       (172,847)       (140,943)
Sales of reserves in place                                           (7,769)        (35,896)           (614)
Net changes in sales prices and production costs                   (190,614)       (177,843)        140,205
Development costs incurred and changes in estimated future
 development costs                                                   41,121          27,804          13,099
Net change in income taxes                                           38,971         135,061        (140,076)
Accretion of discount                                               113,597         111,773          73,751
Changes in timing of production and other                           (96,391)        (43,266)          4,214
-------------------------------------------------------------------------------------------------------------
Balance, end of year                                             $  838,656      $  956,741      $  803,444
=============================================================================================================

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 15. Quarterly Results (unaudited)

                                                     1998                                              1997
                               ------------------------------------------------- ------------------------------------------------
                                  First       Second       Third       Fourth      First      Second        Third       Fourth
                                 Quarter      Quarter     Quarter      Quarter    Quarter     Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------------------------
                                                             (in thousands, except per share data)
Revenues (1)                    $ 69,596    $  70,351    $ 68,834    $  69,710    $61,062    $ 44,940     $ 46,793    $  80,122
Operating profit (loss) (2)       12,609          358       7,904      (28,605)    23,739      17,193       17,757      (44,545)
Net income (loss) before
 cumulative effect of
 accounting change (3)            (2,043)     (10,391)     (5,439)     (35,678)    14,035       4,205        4,402      (38,704)
Net income (loss) before
 cumulative effect of
 accounting change per
 share--basic and diluted          (0.05)       (0.26)      (0.14)       (0.89)       .50        0.15         0.16        (1.03)
Net income (loss) (3)             (2,043)     (10,391)     (5,439)     (34,714)    14,035       4,205        4,402      (38,704)
Net income (loss) per share--
 basic and diluted                 (0.05)       (0.26)      (0.14)       (0.87)       .50        0.15         0.16        (1.03)
=================================================================================================================================

(1) The revenue increase in the fourth quarter of 1997 is largely attributable to the American Acquisition. Revenue increases in the first quarter of 1997 and the fourth quarter of 1997 were also favorably impacted by higher oil and gas prices.

(2) The decrease in operating profit in the second quarter of 1998 is attributable to a $9.9 million impairment charge. Also, operating losses in the fourth quarters of 1998 and 1997 were attributable to impairment charges of $42.6 million and $75.2 million, respectively. See Note 1--Significant Accounting Policies.

(3) Net losses in 1998 resulted from lower oil and gas prices and impairment charges previously discussed.

                        LOUIS DREYFUS NATURAL GAS CORP.
          Schedule II--Consolidated Valuation and Qualifying Accounts
                                 (in thousands)

                                                         Balance at                                           Balance at
                                                        Beginning of                                            End of
                                                           Period        Additions (1)     Deductions (2)       Period
-------------------------------------------------------------------------------------------------------------------------
Description:
December 31, 1998:
Allowance for doubtful accounts--Joint interest and
 other receivables                                         $1,135             $176              $113            $1,198
=========================================================================================================================
December 31, 1997:
Allowance for doubtful accounts--Joint interest and
 other receivables                                         $1,086             $ 49              $ --            $1,135
=========================================================================================================================
December 31, 1996:
Allowance for doubtful accounts--Joint interest and
 other receivables                                         $1,086             $ 25              $ 25            $1,086
=========================================================================================================================

(1) Additions relate to provisions for doubtful accounts charged to general and administrative expense.

(2) Deductions relate to the write-off of accounts receivable deemed uncollectible.

INDEX TO EXHIBITS


    Exhibit
      No.                        Description of Exhibit
      ---                        ----------------------

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

      4.2 Indenture agreement dated as of December 11, 1997 for $200,000,000 of 6-7/8% Senior Notes due 2007 between Louis Dreyfus Natural Gas Corp. and LaSalle National Bank as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-4, Registration No. 333-45773).

     10.1 Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective December 1998.

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

     10.9 Memorandum of Agreement, effective January 10, 1996, for the cancellation of a natural gas swap between the Registrant and Louis Dreyfus Energy Corp. (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31,
           1995).

    10.10 Amendment to Option Agreement of Simon B. Rich, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

    10.11 Form of Amendment to Outstanding Option Agreements of Employees (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

    10.12 Form of Amendment to Outstanding Option Agreements of Non-Employee Directors (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

    10.13 Employment Agreement, dated as of June 24, 1997, between Louis Dreyfus Natural Gas Corp. and Mark Andrews (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 24, 1997, of American Exploration Company).

    10.14 Form of Change in Control Agreements between Registrant and Messrs. Mark E. Monroe, Jeffrey A. Bonney, Richard E. Bross, Ronnie K. Irani and Kevin R. White (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

    10.15 Louis Dreyfus Natural Gas Corp. Deferred Stock Trust Agreement dated April 14, 1998 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

    10.16 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Mark E. Monroe (incorporated by reference to Exhibit
           10.3 of the Registrant's Form 10-Q for the quarter ended March 31,
           1998).

    10.17 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Richard E. Bross (incorporated by reference to Exhibit
           10.4 of the Registrant's Form 10-Q for the quarter ended March 31,
           1998).

    10.18 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Ronnie K. Irani (incorporated by reference to Exhibit
           10.5 of the Registrant's Form 10-Q for the quarter ended March 31,
           1998).

    10.19 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Kevin R. White (incorporated by reference to Exhibit
           10.6 of the Registrant's Form 10-Q for the quarter ended March 31,
           1998).

    10.20 Louis Dreyfus Natural Gas Corp. Non-employee Director Deferred Stock Trust Agreement dated December 1, 1998.

    10.21 Amendment No. 1 to Louis Dreyfus Natural Gas Corp. Deferred Stock Trust Agreement dated September 30, 1998.

    10.22 Louis Dreyfus Natural Gas Corp. Non-Employee Director Deferred Stock Compensation Program as adopted effective July 23, 1998.

     21.1  List of subsidiaries of the Registrant.

     23.1  Consent of Independent Auditors.

     24.1  Powers of Attorney.

     27.1  Financial Data Schedule.