Form 10-Q
period 1999-03-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1999-05-13
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 1999

                                   or

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
                                                   -----   -----
40,115,758 shares of common stock, $.01 par value, issued and outstanding at May 11, 1999.

                        LOUIS DREYFUS NATURAL GAS CORP.
                              Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

Item 1 --  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  March 31, 1999 and December 31, 1998 . . . . . . . . . . . . . . . .   3
Consolidated Statements of Operations:
  Three months ended March 31, 1999 and 1998 . . . . . . . . . . . . .   5
Consolidated Statements of Stockholders' Equity:
  March 31, 1999 and December 31, 1998 . . . . . . . . . . . . . . . .   6
Consolidated Statements of Cash Flows:
  Three months ended March 31, 1999 and 1998 . . . . . . . . . . . . .   7
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   8

Item 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  11

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .  21

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  25

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                       March 31,  December 31,
                                                         1999         1998
                                                     -----------  -----------
                                                     (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .   $       840  $     2,539
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .        32,411       37,381
 Joint interest and other, net . . . . . . . . . .        11,117       11,725
 Costs reimbursable by insurance . . . . . . . . .            --        7,200
Fixed-price contracts and other derivatives. . . .        17,359       23,338
Prepaids and other . . . . . . . . . . . . . . . .         3,086        4,572
                                                     -----------  -----------
 Total current assets. . . . . . . . . . . . . . .        64,813       86,755
                                                     -----------  -----------


PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .     1,566,145    1,519,296
Less accumulated depreciation, depletion
 and amortization  . . . . . . . . . . . . . . . .      (456,700)    (434,693)
                                                     -----------  -----------
                                                       1,109,445    1,084,603
                                                     -----------  -----------

OTHER ASSETS
Fixed-price contracts and other derivatives. . . .        91,128      107,302
Other, net . . . . . . . . . . . . . . . . . . . .         4,556        5,148
                                                     -----------  -----------
                                                          95,684      112,450
                                                     -----------  -----------
                                                     $ 1,269,942  $ 1,283,808
                                                     ===========  ===========


                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                       March 31,  December 31,
                                                         1999         1998
                                                     -----------  -----------
                                                     (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .   $    27,936  $    38,222
Accrued liabilities. . . . . . . . . . . . . . . .        20,000       12,988
Revenues payable . . . . . . . . . . . . . . . . .         8,633       10,940
                                                     -----------  -----------
 Total current liabilities . . . . . . . . . . . .        56,569       62,150
                                                     -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .       617,733      596,103
                                                     -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .        15,070       15,551
Deferred income taxes. . . . . . . . . . . . . . .        51,883       65,398
Other. . . . . . . . . . . . . . . . . . . . . . .        31,977       24,686
                                                     -----------  -----------
                                                          98,930      105,635
                                                     -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .            --           --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 40,109,758 shares . . . . . . . . . . . . . . . .           401          401
Additional paid-in capital . . . . . . . . . . . .       419,075      419,075
Accumulated deficit. . . . . . . . . . . . . . . .        (6,719)      (2,535)
Accumulated other comprehensive income . . . . . .        83,953      102,979
                                                     -----------  -----------
                                                         496,710      519,920
                                                     -----------  -----------
                                                     $ 1,269,942  $ 1,283,808
                                                     ===========  ===========


          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1999       1998
                                                           --------  --------
REVENUES
Oil and gas sales . . . . . . . . . . . . . . . . . . .    $ 58,155  $ 67,914
Other income. . . . . . . . . . . . . . . . . . . . . .        (607)    1,682
                                                           --------  --------
                                                             57,548    69,596
                                                           --------  --------
EXPENSES
Operating costs . . . . . . . . . . . . . . . . . . . .      15,593    17,021
General and administrative. . . . . . . . . . . . . . .       5,815     6,203
Exploration costs . . . . . . . . . . . . . . . . . . .       3,939     7,580
Depreciation, depletion and amortization. . . . . . . .      28,130    32,041
Interest. . . . . . . . . . . . . . . . . . . . . . . .      10,048    10,046
                                                           --------  --------
                                                             63,525    72,891
                                                           --------  --------
Loss before income taxes. . . . . . . . . . . . . . . .      (5,977)   (3,295)
Income taxes. . . . . . . . . . . . . . . . . . . . . .      (1,793)   (1,252)
                                                           --------  --------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .    $ (4,184) $ (2,043)
                                                           ========  ========


Net loss per share - basic and diluted. . . . . . . . .    $   (.10) $   (.05)
                                                           ========  ========
Weighted average diluted common shares. . . . . . . . .      40,110    40,099
                                                           ========  ========
</TABLE)

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
                                (in thousands)


                                                                    Accumulated
                                                       Additional      Other           Total
                                  Common      Paid-In   Retained   Comprehensive   Stockholders'
                                   Stock      Capital   Earnings      Income          Equity
                                 --------   ----------  ---------   -----------     -----------
BALANCE AT DECEMBER 31, 1998.    $    401   $  419,075  $  (2,535)  $   102,979     $   519,920
                                                                                    -----------
Comprehensive loss:
Net loss. . . . . . . . . . .          --           --     (4,184)           --          (4,184)
Other comprehensive loss,
 net of tax:
  Reclassification
   adjustments. . . . . . . .          --           --         --        (4,283)         (4,283)
 Change in fixed-price
  contract and other
  derivative effectiveness. .          --           --         --           636             636
 Change in fixed-price
  contract and other
  derivative fair value . . .          --           --         --       (15,379)        (15,379)
                                                                                    -----------
Total comprehensive loss. . .          --           --         --            --         (23,210)
                                 --------   ----------  ---------   -----------     -----------
BALANCE AT MARCH 31, 1999 . .    $    401   $  419,075  $  (6,719)  $    83,953     $   496,710
                                 ========   ==========  =========   ===========     ===========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                                1999      1998
                                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (4,184) $ (2,043)
Items not affecting cash flows:.
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . . .     28,130    32,041
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,853)   (1,527)
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,939     7,580
 Change in contract fair value. . . . . . . . . . . . . . . . . . . . . . .      2,550        --
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41        94
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,778     7,911
 Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,486     3,683
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,286)  (17,967)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,664     1,404
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,307)   (1,879)
                                                                              --------  --------
                                                                                32,958    29,297
                                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . . .    (31,659)  (58,622)
Acquisition of oil and gas properties . . . . . . . . . . . . . . . . . . .    (21,983)   (3,551)
Additions to other property and equipment . . . . . . . . . . . . . . . . .       (441)     (721)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .         22        88
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         (8)     (173)
                                                                              --------  --------
                                                                               (54,069)  (62,979)
                                                                              --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . . .    113,869   155,075
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . . .    (92,269) (120,575)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . . .       --       223
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .       (481)     (436)
Change in gains from price-risk management activities . . . . . . . . . . .     (1,077)     (222)
Change in other long-term liabilities . . . . . . . . . . . . . . . . . . .       (630)     (378)
                                                                              --------  --------
                                                                                19,412    33,687
                                                                              --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     (1,699)        5
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .      2,539     5,538
                                                                              --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .   $    840  $  5,543
                                                                              ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . . .   $  4,721  $  4,393
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        125        --
                                                                              --------  --------
                                                                              $  4,846  $  4,393
                                                                              ========  ========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 1999


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation.
Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- HEDGING

  In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as hedges or are defined by SFAS 133 as being "fair value hedges" are recorded in earnings as the changes occur. Earnings for the quarter ended March 31, 1999 included a net charge of $1.5 million relating to changes in fair value for Fixed-Price Contracts not qualifying as cash flow hedges and $1.1 million of charges relating to Fixed-Price Contract hedge ineffectiveness.

NOTE 3 -- ACQUISITIONS

  In late March 1999, the Company acquired additional working interests in three offshore platforms for $20.5 million. The acquired interests included
21.4 Bcfe of proved reserves, approximately 90% of which were natural gas reserves. Oil and gas production from the acquired properties at March 31, 1999 was approximately 17 MMcfe per day.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 1999

The purchase method was used to account for this acquisition.

NOTE 4 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 27, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid under the note and also seeking a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. The complaint also seeks subordination of the Company's claim. The court denied the Company's motion to dismiss the complaint. The Company considers the allegations in the complaint to be without merit and will vigorously defend against this action. Collection of unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of March 31, 1999.

  In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property acquired by the Company in 1997, to market levels from October 1, 1993 forward. KNGSS alleged that it was entitled to a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for summary judgment was filed by a predecessor to the Company in July 1996 and in February 1998, the court ruled in favor of the Company and against KNGSS. KNGSS subsequently filed an appeal which has not been heard. Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

  The Company was also a party to other litigation as of March 31, 1999. The more significant of such legal claims was an alleged underpayment of royalty of $5.5 million plus interest, and preliminary and final royalty underpayment determinations from the Minerals Management Service aggregating approximately $2.1 million plus interest. The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. While the

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 1999

ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

NOTE 5 -- FIXED-PRICE CONTRACTS

  The Company was a party to two Fixed-Price Contracts, both long-term physical delivery contracts, with independent power producers ("IPPs") which sold electrical power under firm, fixed-price contracts to Niagra Mohawk Corporation ("NIMO"), a New York state utility ("NIMO Contracts"). The ability of these IPPs to perform their obligations to the Company was dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO has taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the NIMO Contract counterparties, and had further stated that its future financial prospects were dependent on its ability to resolve these obligations, along with other matters. In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the NIMO Contract counterparties. Subsequently, one of the NIMO Contract counterparties withdrew from the MRA. The power purchase agreement between NIMO and the other counterparty was terminated. In connection therewith, the Company agreed to terminate its fixed-price contract to the counterparty in exchange for $40.1 million. This termination amount was received in June 1998 and has been recorded in accumulated other comprehensive income, net of tax effect. The remaining NIMO Contract which hedges 53 Bcf of natural gas as of March 31, 1999 remains in force and is reflected in the Company's balance sheet at a fair value of $67.5 million. The Company continues to deliver natural gas pursuant to the terms of this contract which expires in 2007. NIMO has continued to seek relief from its contractual obligations under this contract in the court system. Although there can be no assurance, Management does not expect that NIMO will ultimately succeed in these efforts.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. The majority of the Company's growth has been the result of proved reserve acquisitions geographically concentrated in its core areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas and the Panhandle of Texas; and the Gulf Coast Region, which includes South Texas, Offshore Gulf of Mexico, East Texas, Southwest Arkansas and Northern Louisiana (collectively "Core Areas"), where the Company has significant expertise and where the Company benefits from operational synergies. The Company's capital expenditure plans for 1999 include the investment of approximately $170 million in these Core Areas. See "-- Commitments and Capital Expenditures."

  The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts"). As of March 31, 1999, the Company's Fixed-Price Contracts hedged 252 Bcfe of future production representing 19% of its estimated proved reserves, at escalating fixed prices. These average fixed prices are presently significantly higher than the forward market prices for natural gas. See "Quantitative and Qualitative Disclosures About Market Risk."

  Forward-Looking Statements. All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions and other information currently available to management. Such Forward-Looking Statements include, among others, statements regarding the Company's future drilling plans and objectives and related exploration and development budgets, and number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risks, counterparty risks, environmental risks, drilling risks, reserve risks, and operations and production risks. Certain of these risks are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or entering into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

consideration in the Forward-Looking Statements made herein. Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated contribution to future results of operations are based upon market information as of a specific date. Such market information in certain cases is a function of significant judgment and estimation. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

  Certain Definitions. As used herein, the abbreviations listed below are defined as follows:

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.
Bcf.     Billion cubic feet.
Bcfe. Billion cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
BBtu.    Billion Btus.
Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
MBbls.   Thousand barrels.
Mcf.     Thousand cubic feet.
Mcfe. Thousand cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
MMBbls.  Million barrels.
MMBtu.   Million Btus.
MMcf.    Volume of one million cubic feet.
MMcfe. Million cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
TBtu.    One Trillion Btus.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1999        1998
                                                                            --------    --------
OIL AND GAS SALES: (M$)
Wellhead oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,228    $ 11,485
Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . . .         --         496
                                                                            --------    --------
Total oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,228    $ 11,981
                                                                            ========    ========
Wellhead natural gas sales. . . . . . . . . . . . . . . . . . . . . . . .   $ 42,516    $ 52,335
Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . . .      7,411       3,598
                                                                            --------    --------
Total natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .   $ 49,927    $ 55,933
                                                                            ========    ========
PRODUCTION:
Oil production (MBbls). . . . . . . . . . . . . . . . . . . . . . . . . .        742         825
Natural gas production (MMcf) . . . . . . . . . . . . . . . . . . . . . .     25,468      24,954
Net equivalent production (MMcfe) . . . . . . . . . . . . . . . . . . . .     29,922      29,903
Oil production hedged by Fixed-Price Contracts (MBbls). . . . . . . . . .         --          79
Gas production hedged by Fixed-Price Contracts (BBtu) . . . . . . . . . .      8,790      11,330
AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  11.09    $  13.93
  Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . .         --         .60
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  11.09    $  14.53
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $    n/a    $  22.20
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        n/a         92%
NATURAL GAS (per Mcf):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1.67    $   2.10
  Effect of Fixed-Price Contracts (1) . . . . . . . . . . . . . . . . . .        .29         .14
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1.96    $   2.24
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $   2.75    $   2.62
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        92%         92%
Equivalent price (per Mcfe) . . . . . . . . . . . . . . . . . . . . . . .   $   1.94    $   2.27
EXPENSES: (per Mcfe)
Operating costs:
  Lease operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .43    $    .45
  Production taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        .09         .12
  General and administrative. . . . . . . . . . . . . . . . . . . . . . .        .19         .21
  Depreciation, depletion and amortization - oil and gas. . . . . . . . .        .89        1.03

  (1)  -  Represents the hedging results from the Company's Fixed-Price Contracts.  See
          "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."
  (2)  -  Represents the net effective price realized for the Company's hedged production (after consideration for basis results) as a percentage of the fixed prices in the Company's
          Fixed-Price Contracts.  See "Quantitative and Qualitative Disclosures About Market Risk
          - Fixed-Price Contracts."

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
  Net Loss and Cash Flows from Operating Activities. For the quarter ended March 31, 1999, the Company realized a net loss of $4.2 million, or $0.10 per share, on total revenue of $57.5 million. This compares with a net loss of $2.0 million, or $0.05 per share, on total revenue of $69.6 million for the first quarter of 1998. Cash flows from operating activities (before working capital changes) for the first quarter of 1999 declined 21% to $28.6 million compared to $36.1 million for the first quarter of 1998. The declines in earnings and cash flows for the first quarter of 1999 were principally attributable to lower oil and gas prices, the impact of which was partially offset by a significant improvement in cash and non-cash expenses for the period. Cash flows provided by operating activities after consideration of the net change in working capital increased to $33.0 million from the $29.3 million reported for the first quarter of 1998, primarily due to a greater decrease in accounts receivable and a smaller decrease in accounts payable for the first quarter of 1999 in relation to the prior year quarter.

  Production. The Company's total production for the first quarter of 1999 remained relatively constant in relation to the prior-year first quarter at
29.9 Bcfe. Gas production increased to 25.5 Bcf compared to 25.0 Bcf for the first quarter of 1998, an increase of 2%. Oil production for the first quarter of 1999 decreased 10% to 742 MBbls compared to 825 MBbls for the prior-year first quarter.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $1.94 per Mcfe for the quarter ended March 31, 1999, a decrease of 15% from the $2.27 received for the first quarter of 1998. The Company's gas production yielded an average price of $1.96 per Mcf, a decrease of 13% compared to $2.24 per Mcf for the prior-year first quarter. The Company's average gas price for the first quarter of 1999 was enhanced $.29 per Mcf as a result of the Company's hedging activities. The average gas price for the first quarter of 1998 was enhanced $.14 as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first quarter of 1999 was $11.09 per Bbl compared to $14.53 per Bbl for the prior-year first quarter, a decrease of 24%. No fixed-price oil contracts were in effect during the 1999 first quarter. The 1998 first quarter average oil price was enhanced $.60 per Bbl as a result of the Company's hedging activities.

  The net effect of lower gas prices and higher gas production was to decrease gas sales to $49.9 million for the first quarter of 1999 compared to $55.9 million for the first quarter of 1998. The combination of lower oil production and lower oil prices decreased oil sales to $8.2 million compared to $12.0 million reported for the prior-year quarter. The aggregate impact of the Company's oil and gas hedging activities was to increase oil and gas sales by $7.4 million for the quarter ended March 31, 1999 and to increase oil and gas sales by $4.1 million for the quarter ended March 31, 1998. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Contracts."

  Other Income. Other income for the first quarter of 1999 was a charge of $.6 million compared to income of $1.7 million for the first quarter of 1998. The 1999 amount included a $2.6 million non-cash charge attributable to derivative contract ineffectiveness and the fair value change for certain derivatives not qualifying as cash flow hedges under SFAS 133.

  Operating Costs. Operating costs for the first quarter of 1999 were comprised of $13.0 million of lease operating expenses and $2.6 million of production taxes. This compares to $13.4 million of lease operating expenses and $3.6 million of production taxes for the first quarter of 1998. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. The decrease in production taxes is primarily the result of lower oil and gas prices in the first quarter of 1999. Lease operating expenses on a natural gas equivalent unit of production basis improved to $.43 per Mcfe compared to $.45 per Mcfe for the three months ended March 31, 1998.

  General and Administrative Expense. General and administrative expense ("G&A") for the first quarter of 1999 was $5.8 million, a decrease of 6% from the prior-year first quarter amount of $6.2 million. This decrease is primarily attributable to cost reduction measures implemented by the Company in the first quarter of 1999. On a natural gas equivalent unit of production basis, G&A decreased 10% to $.19 per Mcfe for the 1999 first quarter compared to $.21 per Mcfe for the first quarter of 1998.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $3.9 million for the quarter ended March 31, 1999, compared to $7.6 million for the first quarter of 1998. The 1999 amount consists of $.7 million of seismic acquisition and other geological and geophysical costs, $2.7 million of leasehold costs and $.5 million of dry hole costs. The 1998 amount consists of $4.1 million of seismic acquisition and other geological and geophysical costs and $3.5 million of dry hole costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the first quarter of 1999 was $28.1 million compared to $32.0 million for the prior-year first quarter. This decrease in DD&A is attributable to a decrease in the oil and gas DD&A rate, improving to $.89 per Mcfe for the first quarter of 1999 compared to $1.03 per Mcfe for the first quarter of 1998. This decrease was primarily the result of 1998 reserve additions added at favorable finding and development costs and to a $42.7 million impairment charge taken in the fourth quarter of 1998.

  Interest Expense. Interest expense for the first quarter of 1999 and 1998 was $10.0 million. On a natural gas equivalent unit of production basis, interest costs remained constant at $.34 per Mcfe compared to the first quarter of 1998. The net impact of interest rate swaps in effect for the

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

first quarter of 1999 and 1998 was not material. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first quarter of 1999, the Company recorded a tax benefit of $1.8 million on a pre-tax loss of $6.0 million, an effective rate of 30%. This compares to a tax benefit of $1.3 million provided on a pre-tax loss of $3.3 million, an effective rate of 38%, for the first quarter of 1998. The effective rate for the first quarter of 1999 was lower than the statutory rate primarily due to the effect of permanent differences created by differences in the tax bases of acquired assets.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the quarters ended March 31, 1999 and 1998, the Company expended $53.6 million and $62.2 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flows invested by the Company during the three-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the quarters ended March 31, 1999 and 1998 were $28.6 million and $36.1 million, representing 53% and 58%, respectively, of the oil and gas property investments made for each quarter. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reduction of cash flows from operating activities, which in turn could impact the amount of capital investment. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

  Cash flows from financing activities for the first quarter of 1999 reflected a source of cash of $19.4 million, compared to a $33.7 million source of cash for the first quarter of 1998. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities.

  The Company's EBITDAX decreased from $46.4 million in the first quarter of 1998 to $36.1 million in the first quarter of 1999 primarily as a result of lower oil and gas prices. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments and exploration costs. LDNG believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

not be comparable to other similarly titled measures of other companies.

  Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to maturity on October 14, 2002. The Company has relied upon the Credit Facility to provide funds for acquisitions, drilling activities and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. As of March 31, 1999, the Company had $290.0 million of principal and $17.8 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At March 31, 1999, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At March 31, 1999, the effective interest rate for borrowings under the Credit Facility was 5.6%, including the effect of interest rate swaps. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  Other Lines of Credit.   The Company has certain other unsecured lines of
credit available to it which aggregated $45.0 million as of March 31, 1999. Such short-term lines of credit are primarily used to meet margining requirements under Fixed-Price Contracts and for working capital purposes. As of March 31, 1999, the Company had $28.8 million of indebtedness and $.1 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

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

  The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1999, and to meet the Company's margin requirements under its Fixed-Price Contracts.
See "Commitments and Capital Expenditures." At March 31, 1999, the Company had working capital of $8.2 million and a current ratio of 1.1 to 1. Total long-term debt outstanding at March 31, 1999 was $617.7 million. The Company's long-term debt as a percentage of its total capitalization was 55%.

Commitments and Capital Expenditures
  The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the quarter ended March 31, 1999, the Company expended $25.8 million on development activities and $5.9 million on exploration activities. This expenditure level resulted in the drilling of 41 development wells and 7 exploratory wells. Of these wells, 39 development wells and 5 exploratory wells were successfully completed as producers, for a completion success rate of 95% and 71%, respectively (an overall success rate of 92%). In addition, the Company invested $24.1 million in proved oil and gas property acquisitions during the first quarter of 1999. For the balance of the year, the Company currently plans to invest an additional $114 million in connection with its drilling and proved reserve acquisition programs focused principally in its Core Areas. Actual levels of drilling and acquisition expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. The Company entered into a purchase and sale agreement with a third party for a $9 million acquisition of proved reserves in April 1999. This acquisition is expected to close in May 1999.

  The Company continues to actively search for additional attractive oil and gas property acquisitions, but is not able to predict the timing or amount of additional capital expenditure which may ultimately be employed in acquisitions during 1999.

OUTLOOK FOR FISCAL 1999
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1999" included in the Company's Annual Report on Form 10-K for the year ended December 31,

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

1998 for an expanded discussion of 1999 estimates. Subject to the uncertainties identified in "Forward-Looking Statements," no material modifications to previously disclosed estimates are deemed necessary.

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

  Status. IT Systems. The Company has completed the assessment phase of all significant IT systems, including its accounting, land, production and engineering software and its computer hardware. The Company believes that the remediation, testing and implementation phases are also complete for these systems. Upgrades of certain PC-based systems will continue throughout 1999, however, non-compliance in these systems is not estimated to represent a material exposure. While the Company believes that all significant IT systems are Year 2000 compliant, it will continue to monitor such systems for previously unidentified exposures.

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

  Costs. The Company has used, and will continue to use, primarily internal resources to reprogram, or replace, test and implement the software, hardware and operating equipment for Year 2000 modifications. Because the majority of the software employed by the Company was purchased from third parties subject to ongoing maintenance agreements, Year 2000 upgrades did not result in significant cash outlays. Total costs incurred to date in connection with Year 2000 compliance has been immaterial. The estimated cost attributable to remaining compliance issues in the aggregate is expected to be less than $200,000 including hardware, software, internal and external labor costs, which will be funded through operating cash flows.

  Risk Factors. Management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner and does not expect to incur significant operational problems due to Year 2000 non-compliance. As noted above, the Company has not fully completed all phases of its Year 2000 plan. Further, no assurance can be given that all material issues will be identified, or that all material third parties will be compliant by the year 2000. If all significant Year 2000 issues are not properly and timely identified, assessed, remediated, tested and implemented, there can be no assurance that the Company's results of operations will not be materially affected. Additionally, there can be no assurance that non-compliance by third parties will not have a material adverse effect on the Company's systems or results of operations.

  The Company has not identified a "worst case scenario" that is reasonably likely as of this date. Accordingly, the Company currently does not have a contingency plan in place to address Year 2000 non-compliance. The Company plans to evaluate the status of its Year 2000 plan in June 1999 and will determine at that date whether such a plan is advisable.

                         LOUIS DREYFUS NATURAL GAS CORP.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. For the quarter ended March 31, 1999 Fixed-Price Contracts hedged 35% of the Company's natural gas production. As of March 31, 1999, Fixed-Price Contracts are in place to hedge 252 Bcf of the Company's estimated future gas production.

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion of the Company's Fixed-Price Contracts.

  During the quarter ended March 31, 1999, the Company entered into a number of fixed-price collars for various periods of 1999 which hedge 14 TBtu of gas production at an average floor price of $1.83 per MMBtu and 31 TBtu at an average ceiling price of $2.09 per MMBtu. In addition, the Company entered into a 1999 fixed-price swap which hedges 3 TBtu at $1.94 per MMBtu.

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of March 31, 1999.

FIXED-PRICE CONTRACTS
                              Nine
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              1999      2000      2001      2002      2003     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS
Sales Contracts:
Contract volumes
  (BBtu) . . . . . . . . .    14,670     9,830     7,475     6,405     5,650   17,783     61,813
Weighted average fixed
  price per MMBtu (1). . .  $   2.34  $   2.46  $   2.47  $   2.67  $   2.92 $   3.29  $    2.73
Future fixed-price sales .  $ 34,276  $ 24,164  $ 18,446  $ 17,098  $ 16,492 $ 58,429  $ 168,905
Future net revenues (2). .  $  3,666  $  1,746  $  1,101  $  1,886  $  2,683 $ 12,715  $  23,797

Purchase Contracts:
Contract volumes (BBtu). .    (8,250)       --        --        --        --       --     (8,250)
Weighted average fixed
price per MMBtu (1). . . .  $   2.18  $     --  $     --  $     --  $     -- $     --  $    2.18
Future fixed-price
purchases. . . . . . . . .  $(17,992) $     --  $     --  $     --  $     -- $     --  $ (17,992)
Future net revenues(2) . .  $   (577) $     --  $     --  $     --  $     -- $     --  $    (577)

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS
Contract volumes (BBtu). .    18,187    22,678    23,240    23,115    20,245   71,483    178,948
Weighted average fixed
price per MMBtu (1). . . .  $   2.78  $   2.94  $   3.06  $   3.21  $   3.47 $   4.32  $    3.58
Future fixed-price sales .  $ 50,472  $ 66,675  $ 71,109  $ 74,150  $ 70,292 $308,529  $ 641,227
Future net revenues (2). .  $ 10,344  $ 12,311  $ 14,578  $ 16,560  $ 17,724 $ 89,216  $ 160,733

NATURAL GAS COLLARS:
Contract volumes (BBtu)
  Floor. . . . . . . . . .    19,150        --        --        --        --       --     19,150
  Ceiling. . . . . . . . .    31,150        --        --        --        --       --     31,150
Weighted average fixed
  price per MMBtu (1)
  Floor. . . . . . . . . .  $   1.99  $     --  $     --  $     --  $     -- $     --  $    1.99
  Ceiling. . . . . . . . .  $   2.09  $     --  $     --  $     --  $     -- $     --  $    2.09
Future fixed-price sales .  $ 38,114  $     --  $     --  $     --  $     -- $     --  $  38,114
Future net revenues (2). .  $ (2,689) $     --  $     --  $     --  $     -- $     --  $  (2,689)

TOTAL NATURAL GAS
 CONTRACTS (3):
Contract volumes (MBbls) .    43,757    32,508    30,715    29,520    25,895   89,266    251,661
Weighted average fixed
  price per MMBtu (1). . .  $   2.40  $   2.79  $   2.92  $   3.09  $   3.35 $   4.11  $    3.30
Future fixed-price sales .  $104,870  $ 90,839  $ 89,555  $ 91,248  $ 86,784 $366,958  $ 830,254
Future net revenues (2). .  $ 10,744  $ 14,057  $ 15,679  $ 18,446  $ 20,407 $101,931  $ 181,264

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

(1)  -  The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts.
(2)  -  Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of March 31, 1999, as adjusted for basis.  Future net revenues change with changes in market prices and basis.  Future net revenues as presented herein are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.
(3)  -  Does not include basis swaps with notional volumes by year, as follows:  1999 - 14.3
        Tbtu; 2000 - 21.3 TBtu; 2001 - 9.4 TBtu; and 2002 -5.5 TBtu.

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

  The estimated fair value of the Company's Fixed-Price Contracts and the associated carrying value as of March 31, 1999 are provided below.

                                                      Estimated    Carrying
                                                      Fair Value     Value
                                                     -----------  -----------
                                                          (in thousands)
FIXED-PRICE CONTRACTS AS OF MARCH 31, 1999:
Natural Gas Swaps:
  Sales Contracts . . . . . . . . . . . . . . . . .  $    18,555  $    18,555
  Purchase Contracts. . . . . . . . . . . . . . . .         (583)        (583)
Natural Gas Physical Delivery Contracts . . . . . .       77,686       77,686
Natural Gas Collars . . . . . . . . . . . . . . . .       (2,689)      (2,689)
Natural Gas Basis Swaps . . . . . . . . . . . . . .       (4,330)      (4,330)
                                                     -----------  -----------
Total . . . . . . . . . . . . . . . . . . . . . . .  $    88,639  $    88,639
                                                     ===========  ===========

  The fair value of Fixed-Price Contracts as of March 31, 1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

future value. In connection with the adoption of SFAS 133, this estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value as reflected in the balance sheet as of March 31, 1999 does not necessarily represent the value a third party would pay to assume the Company's positions. See "Note 5 -- Fixed-Price Contracts" of the Condensed Notes to Consolidated Financial Statements appearing elsewhere in this document.

INTEREST RATE SENSITIVITY
  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of March 31, 1999, the Company had fixed the interest rate on average notional amounts of $155 million for the balance of 1999, and $125 million, $125 million and $94 million for the years ending December 31, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.0% at March 31, 1999) and pays an average rate of 5.3% for the balance of 1999 and 5.0%, 5.0% and 5.0% for 2000, 2001 and 2002,
respectively. The notional amounts are less than the maximum amount anticipated to be outstanding under the Credit Facility in such years.

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's interest rate swaps.

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


                             LOUIS DREYFUS NATURAL GAS CORP.
                             ---------------------------------------
                             (Registrant)



Date: May 12, 1999           /s/  Jeffrey A. Bonney
                             ---------------------------------------
                             Jeffrey A. Bonney
                             Executive Vice President and
                             Chief Financial Officer