Form 10-Q
period 1999-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1999-08-13
CIK 912264

PAGE   <1>

                       SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 1999

                                   or

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
                                                   -----   -----
40,143,008 shares of common stock, $.01 par value, issued and outstanding at August 12, 1999.

PAGE   <2>

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

Item 1 -- CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  June 30, 1999 and December 31, 1998. . . . . . . . . . . . . . . . . . 3
Consolidated Statements of Operations:
  Three months and six months ended June 30, 1999 and 1998 . . . . . . . 5
Consolidated Statements of Stockholders' Equity
  June 30, 1999 and December 31, 1998. . . . . . . . . . . . . . . . . . 6
Consolidated Statements of Cash Flows:
  Six months ended June 30, 1999 and 1998. . . . . . . . . . . . . . . . 7
Condensed Notes to Consolidated Financial Statements . . . . . . . . . . 8

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .11

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. . .25

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . .30

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                      June 30,   December 31,
                                                       1999         1998
                                                    -----------  -----------
                                                    (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .  $     7,983  $     2,539
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .       43,989       37,381
 Joint interest and other, net . . . . . . . . . .        8,056       11,725
 Costs reimbursable by insurance . . . . . . . . .           --        7,200
Fixed-price contracts and other derivatives. . . .       12,313       23,338
Prepaids and other . . . . . . . . . . . . . . . .        2,283        4,572
                                                    -----------  -----------
 Total current assets. . . . . . . . . . . . . . .       74,624       86,755
                                                    -----------  -----------

PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . . . . .    1,583,721    1,519,296
Less accumulated depreciation, depletion
  and amortization . . . . . . . . . . . . . . . .     (475,175)    (434,693)
                                                    -----------  -----------
                                                      1,108,546    1,084,603
                                                    -----------  -----------
OTHER ASSETS
Fixed-price contracts and other derivatives. . . .       79,529      107,302
Other, net . . . . . . . . . . . . . . . . . . . .        4,364        5,148
                                                    -----------  -----------
                                                         83,893      112,450
                                                    -----------  -----------
                                                    $ 1,267,063  $ 1,283,808
                                                    ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
                                                      June 30,   December 31,
                                                       1999         1998
                                                    -----------  -----------
                                                    (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .  $    24,707  $    38,222
Accrued liabilities. . . . . . . . . . . . . . . .       10,824       10,696
Revenues payable . . . . . . . . . . . . . . . . .       11,109       10,940
Fixed-price contracts and other derivatives. . . .       13,552        2,292
                                                    -----------  -----------
 Total current liabilities . . . . . . . . . . . .       60,192       62,150
                                                    -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .      628,964      596,103
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .       14,571       15,551
Deferred income taxes. . . . . . . . . . . . . . .       42,890       65,398
Fixed-price contracts and other derivatives. . . .       15,882        5,350
Other. . . . . . . . . . . . . . . . . . . . . . .       20,604       19,336
                                                    -----------  -----------
                                                         93,947      105,635
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding . . . .           --           --
Common stock, par value $.01; 100 million
  shares authorized; issued and outstanding,
  40,138,508 and 40,109,758 shares, respectively .          401          401
Additional paid-in capital . . . . . . . . . . . .      419,490      419,075
Accumulated deficit. . . . . . . . . . . . . . . .       (3,185)      (2,535)
Accumulated other comprehensive income . . . . . .       67,254      102,979
                                                    -----------  -----------
                                                        483,960      519,920
                                                    -----------  -----------
                                                    $ 1,267,063  $ 1,283,808
                                                    ===========  ===========



          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        1999      1998       1999      1998
                                      --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . .  $ 70,306  $ 69,481  $128,461  $137,395
Change in derivative fair value. . .    (2,488)       --    (5,038)       --
Other income . . . . . . . . . . . .       251       870     2,194     2,552
                                      --------  --------  --------  --------
                                        68,069    70,351   125,617   139,947
                                      --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . .    15,860    17,044    31,453    34,065
General and administrative . . . . .     5,803     6,336    11,618    12,539
Exploration costs. . . . . . . . . .     2,213     9,360     6,152    16,940
Depreciation, depletion and
  amortization . . . . . . . . . . .    29,070    34,250    57,200    66,291
Impairment . . . . . . . . . . . . .        --     9,864        --     9,864
Interest . . . . . . . . . . . . . .    10,267    10,372    20,315    20,418
                                      --------  --------  --------  --------
                                        63,213    87,226   126,738   160,117
                                      --------  --------  --------  --------
Income (loss) before income taxes. .     4,856   (16,875)   (1,121)  (20,170)
Income taxes . . . . . . . . . . . .     1,322    (6,484)     (471)   (7,736)
                                      --------  --------  --------  --------
NET INCOME (LOSS). . . . . . . . . .  $  3,534  $(10,391) $   (650) $(12,434)
                                      ========  ========  ========  ========

Net income (loss) per share -
  basic and diluted. . . . . . . . .  $    .09  $   (.26) $   (.02) $   (.31)
                                      ========  ========  ========  ========
Weighted average diluted common
  shares . . . . . . . . . . . . . .    40,414    40,110    40,116    40,104
                                      ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
                                (in thousands)

                                                                    Accumulated
                                            Additional                 Other           Total
                                  Common      Paid-In   Retained   Comprehensive   Stockholders'
                                   Stock      Capital   Earnings      Income          Equity
                                 --------   ----------  ---------   -----------     -----------
BALANCE AT DECEMBER 31, 1998 . . $    401   $  419,075  $  (2,535)  $   102,979     $   519,920
Exercise of stock options. . . .       --          415         --            --             415
                                                                                    -----------
 Sub-total . . . . . . . . . . .       --           --         --            --         520,335
                                                                                    -----------
Comprehensive loss:
Net loss . . . . . . . . . . . .       --           --       (650)           --            (650)
Other comprehensive loss, net
  of tax:
  Reclassification adjustments .       --           --         --        (5,030)         (5,030)
  Change in fixed-price contract
   and other derivative fair
   value . . . . . . . . . . . .       --           --         --       (30,695)        (30,695)
                                                                                    -----------
Total comprehensive loss . . . .       --           --         --            --         (36,375)
                                 --------   ----------  ---------   -----------     -----------
BALANCE AT JUNE 30, 1999 . . . . $    401   $  419,490  $  (3,185)  $    67,254     $   483,960
                                 ========   ==========  =========   ===========     ===========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                             1999      1998
                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (650) $(12,434)
Items not affecting cash flows:
 Depreciation, depletion and amortization. . . . . . . . . . . . . . . . .   57,200    66,291
 Impairment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --     9,864
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .     (611)   (8,286)
 Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,152    16,940
 Change in contract fair value . . . . . . . . . . . . . . . . . . . . . .    5,038        --
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (43)      242
Net change in operating assets and liabilities:
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,261    26,442
 Prepaids and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,289     5,973
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13,515)  (12,196)
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      128    (5,615)
 Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      169    (2,135)
                                                                           --------  --------
                                                                             60,418    85,086
                                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures . . . . . . . . . . . . . . . . .  (59,457) (138,333)
Acquisition of oil and gas properties. . . . . . . . . . . . . . . . . . .  (30,409)   (4,575)
Additions to other property and equipment. . . . . . . . . . . . . . . . .     (976)   (1,658)
Proceeds from sale of property and equipment . . . . . . . . . . . . . . .    7,034       565
Change in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     (143)     (241)
                                                                           --------  --------
                                                                            (83,951) (144,242)
                                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . . . .  240,369   329,514
Repayments of bank borrowings. . . . . . . . . . . . . . . . . . . . . . . (207,569) (306,014)
Proceeds from stock options exercised. . . . . . . . . . . . . . . . . . .      415       324
Change in deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .     (980)     (888)
Change in gains from price-risk management activities. . . . . . . . . . .   (2,249)   39,549
Change in other long-term liabilities. . . . . . . . . . . . . . . . . . .   (1,009)   (2,717)
                                                                           --------  --------
                                                                             28,977    59,768
                                                                           --------  --------
Change in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    5,444       612
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .    2,539     5,538
                                                                           --------  --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . $  7,983  $  6,150
                                                                           ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest . . . . . . . . . . . . . . . . $ 19,479  $ 17,904
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      285       250
                                                                           --------  --------
                                                                           $ 19,764  $ 18,154
                                                                           ========  ========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 JUNE 30, 1999

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- HEDGING

  In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as hedges, do not qualify as cash flow hedges due to ineffectiveness, or are defined by SFAS 133 as being "fair value hedges," are recorded in earnings as the changes occur. Earnings for the three-months and six-months ended June 30, 1999 included net charges of $2.1 million and $3.6 million, respectively relating to changes in fair value for Fixed-Price Contracts not qualifying as cash flow hedges and $.4 million and $1.4 million, respectively of net charges relating to Fixed-Price Contract hedge ineffectiveness.

NOTE 3 -- ACQUISITIONS

  In late March 1999, the Company acquired additional working interests in three offshore platforms for $20.5 million. The acquired interests included
21.4 Bcfe of proved reserves, approximately 90% of which were natural gas

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 1999

reserves. Oil and gas production from the acquired properties at March 31, 1999 was approximately 17 MMcfe per day. In May 1999, the Company acquired interests in six producing Lower Wilcox wells located in Lavaca County, Texas, for $9 million. The acquired properties currently produce 3.5 MMcfe per day of oil and natural gas with estimated proved reserves of 12 Bcfe. The purchase method was used to account for both acquisitions.

NOTE 4 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 27, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of $1.7 million paid under the note and also seeking a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. On July 23, 1999, an agreement was reached between the Company and certain parties in interest to the Midcon bankruptcy case, including the Trustee and the Official Unsecured Creditors Committee. The terms of the agreement provide for the payment of $8.6 million to the Company in satisfaction of its claims against the estate. The settlement amount is subject to approval of the bankruptcy court, which has set a hearing date for this matter on August 18, 1999. If approved by the court, the Company would be entitled to receive these funds ten days after the related order is entered. This potential receipt of funds would be reflected in earnings and operating cash flows in the quarter when receipt of the funds is no longer uncertain. No amounts have been recorded with respect thereto in the accompanying financial statements as of June 30, 1999.

  In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property acquired by the Company in 1997, to market levels from October 1, 1993 forward. KNGSS alleged that it was entitled to a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for summary judgment was filed by a predecessor to the Company in July 1996 and in February 1998, the court ruled in favor of the Company and against KNGSS. KNGSS subsequently filed an appeal which is scheduled to be

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 1999

heard in September 1999. Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

  The Company was also a party to other litigation as of June 30, 1999. The more significant of such legal claims was an alleged underpayment of royalty of $5.5 million plus interest, and preliminary and final royalty underpayment determinations from the Minerals Management Service aggregating approximately $2.1 million plus interest. The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

  Fixed-Price Contracts. The Company is a party to a long-term natural gas physical delivery contract with an independent power producer ("IPP") which sells electrical power under a firm, fixed-price contract to Niagra Mohawk Corporation ("NIMO"), a New York state utility. The ability of this IPP to perform its obligations to the Company is dependent on the continued performance by NIMO of its power purchase obligations to the IPP. NIMO has taken aggressive regulatory, judicial and contractual actions to curtail power purchase obligations from IPPs generally, and in July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with a number of similarly situated IPPs to settle or restructure obligations with them. As a result, the Company terminated a Fixed-Price Contract with one of these settling parties and receive a termination payment of $40.1 million in June 1998. This termination amount has been recorded in accumulated other comprehensive income, net of tax effect. However, the IPP with whom the Company still has a contract did not participate in the MRA. This contract which hedges 51 Bcf of natural gas as of June 30, 1999 remains in force and is reflected in the Company's balance sheet at a fair value of $62.0 million. The Company continues to deliver natural gas pursuant to the terms of this contract which expires in 2007. NIMO has continued to seek relief from its contractual obligations under its contract with the IPP in the court system, most recently in a trial in a United States District court. A decision from this trial is expected in the fall of 1999. If NIMO is successful in these efforts, it could have an adverse effect on the ability of the IPP to continue to perform its obligations to the Company and could materially impair the value of the Company's natural gas contract. Although there can be no assurance, Management does not expect that NIMO will ultimately succeed in these efforts.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. The Company's activities are geographically concentrated in its core areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas and the Panhandle of Texas; and the Gulf Coast Region, which includes South Texas, Offshore Gulf of Mexico, East Texas, Southwest Arkansas and Northern Louisiana (collectively "Core Areas"), where the Company has significant expertise and where the Company benefits from operational synergies. The Company's capital expenditure plans for 1999 include the investment of approximately $170 million in these Core Areas. See "-- Commitments and Capital Expenditures."

  The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts"). As of June 30, 1999, the Company's Fixed-Price Contracts hedged 243 Bcf of future gas production representing 20% of its estimated proved natural gas reserves at December 31, 1998 at escalating fixed prices. These average fixed prices are presently significantly higher than the forward market prices for natural gas. See "Quantitative and Qualitative Disclosures About Market Risk."

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------  ------------------
                                             1999      1998      1999     1998
                                           --------  --------  --------  --------
OIL AND GAS SALES: (M$)

Wellhead oil sales . . . . . . . . . . . . $ 11,800  $ 11,541  $ 20,028  $ 23,026
Effect of Fixed-Price Contracts (1). . . .       --        --        --       496
                                           --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . . . $ 11,800  $ 11,541  $ 20,028  $ 23,522
                                           ========  ========  ========  ========
Wellhead natural gas sales . . . . . . . . $ 55,801  $ 54,211  $ 98,317  $106,546
Effect of Fixed-Price Contracts (1). . . .    2,705     3,729    10,116     7,327
                                           --------  --------  --------  --------
Total natural gas sales. . . . . . . . . . $ 58,506  $ 57,940  $108,433  $113,873
                                           ========  ========  ========  ========
PRODUCTION:
Oil production (MBbls) . . . . . . . . . .      760       913     1,502     1,738
Natural gas production (MMcf). . . . . . .   26,625    24,989    52,093    49,943
Net equivalent production (MMcfe). . . . .   31,183    30,468    61,105    60,371
Percent of oil production hedged by
  Fixed-Price Contracts (%). . . . . . . .       0%        0%        0%        5%
Percent of gas production hedged by
  Fixed-Price Contracts (%). . . . . . . .      72%       46%       54%       46%
AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price . . . . . . . . . . . . . $  15.53  $  12.64  $  13.33  $  13.25
  Effect of Fixed-Price Contracts (1). . .       --        --        --       .28
                                           --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . $  15.53  $  12.64  $  13.33  $  13.53
Natural gas price (per Mcf):
  Wellhead price . . . . . . . . . . . . . $   2.10  $   2.17  $   1.89  $   2.13
  Effect of Fixed-Price Contracts (1). . .      .10       .15       .19       .15
                                           --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . $   2.20  $   2.32  $   2.08  $   2.28
                                           ========  ========  ========  ========
Average sales price (per Mcfe) . . . . . . $   2.25  $   2.28  $   2.10  $   2.28

OPERATING AND OVERHEAD COSTS: (per Mcfe)
Lease operating expenses . . . . . . . . . $    .40  $    .45  $    .41  $    .45
Production taxes . . . . . . . . . . . . .      .11       .11       .10       .11
General and administrative . . . . . . . .      .19       .21       .19       .21
                                           --------  --------  --------  --------
Total. . . . . . . . . . . . . . . . . . . $    .70  $    .77  $    .70  $    .77
                                           ========  ========  ========  ========
CASH OPERATING MARGIN: (per Mcfe). . . . . $   1.55  $   1.51  $   1.40  $   1.51

DEPRECIATION, DEPLETION AND AMORTIZATION -
 OIL AND GAS . . . . . . . . . . . . . . . $    .89  $   1.08  $    .89  $   1.05

(1)  -  Represents the hedging results from the Company's Fixed-Price Contracts.  See
        "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
  Net Income (Loss) and Cash Flows from Operating Activities. For the quarter ended June 30, 1999, the Company realized net income of $3.5 million, or $.09 per share, on total revenue of $68.1 million. This compares to a net loss of $10.4 million, or $.26 per share, on total revenue of $70.4 million for the second quarter of 1998. Cash flows from operating activities (before working capital changes) for the second quarter of 1999 grew 5% to $38.5 million compared to $36.5 million for the second quarter of 1998. Growth in total production and lower cash expenses were the principal reasons for the increase in operating cash flows, more than offsetting the effects of lower average oil and gas prices for the current year period. Results of operations for the quarter ended June 30, 1999 were enhanced by improved lease operating and overhead costs on a unit of production basis and lower exploration costs and oil and gas depletion. Cash flows provided by operating activities after consideration of the net change in working capital decreased to $27.5 million from the $55.8 million reported for the second quarter of 1998, primarily due to an increase in accounts receivable and a decrease in accounts payable.

  Production. The Company produced 31.2 Bcfe for the second quarter of 1999 compared to 30.5 Bcfe for the prior year second quarter, an increase of 2%. Gas production increased to 26.6 Bcf compared to 25.0 Bcf for the second quarter of 1998, an increase of 7%. Oil production for the second quarter of 1999 decreased 17% to 760 MBbls compared to 913 MBbls for the prior-year second quarter.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.25 per Mcfe for the quarter ended June 30, 1999, a decrease of 1% from the $2.28 per Mcfe received for the second quarter of 1998. The Company's gas production yielded an average price of $2.20 per Mcf, a decrease of 5% compared to $2.32 per Mcf for the prior-year second quarter. The Company's average gas price for the 1999 second quarter was enhanced $.10 per Mcf as a result of the Company's hedging activities. The average gas price for the second quarter of 1998 increased $.15 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the second quarter of 1999 was $15.53 per Bbl an increase of 23% from the $12.64 per Bbl received for the prior-year second quarter. No fixed-price oil contracts were in effect during the second quarter of 1999 or 1998.

  The net effect of higher gas production and lower gas prices increased gas sales to $58.5 million for the second quarter of 1999 compared to $57.9 million for the second quarter of 1998. The net effect of higher oil prices and lower oil production increased oil sales to $11.8 million compared to $11.5 million reported for the prior-year quarter. The impact of the Company's gas hedging activities was to increase gas sales by $2.7 million for the quarter ended June 30, 1999 and to increase gas sales by $3.7 million for the quarter ended June 30, 1998. See "Quantitative and Qualitative Disclosures About Market Risk."

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Change in Derivative Fair Value. The Company adopted of SFAS 133 in October 1998. Pursuant to this standard, the changes in fair value of certain of the Company's derivative contracts and the ineffective portion of any cash flow hedge are reflected in earnings as the changes occur. These changes in fair value resulted in a $2.5 million non-cash charge for the second quarter of 1999. Results of operations will continue to be affected by changes in fair value for these contracts, the amount and timing of which cannot be predicted. See "Quantitative and Qualitative Disclosures About Market Risk."

  Other Income. Other income for the second quarter of 1999 was $.3 million, a modest decline compared to $.9 million for the second quarter of 1998.

  Operating Costs. Operating costs for the second quarter of 1999 were comprised of $12.3 million of lease operating expenses and $3.5 million of production taxes. This compares to $13.8 million of lease operating expenses and $3.3 million of production taxes for the second quarter of 1998. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. Lease operating expenses on a natural gas equivalent unit of production basis decreased to $.40 per Mcfe for the three months ended June 30, 1999 compared to $.45 for the three months ended June 30, 1998.

  General and Administrative Expense. General and administrative expense ("G&A") for the second quarter of 1999 was $5.8 million, a decrease of 8% from the prior-year second quarter amount of $6.3 million. This decrease is primarily attributable to cost reduction measures implemented by the Company in the first quarter of 1999. On a natural gas equivalent unit of production basis, G&A decreased to $.19 per Mcfe for the 1999 second quarter compared to $.21 per Mcfe for the 1998 second quarter.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $2.2 million for the quarter ended June 30, 1999, compared to $9.4 million for the second quarter of 1998. The 1999 amount consists of $.6 million of dry hole costs, $.5 million of seismic acquisition and other geological and geophysical costs and $1.1 million of leasehold costs. The 1998 amount consists of $5.0 million of dry hole costs, $2.4 million of seismic acquisition costs and other geological and geophysical costs and $2.0 million of leasehold costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the second quarter of 1999 was $29.1 million compared to $34.3 million for the prior-year second quarter. This decrease in DD&A is attributable to a decrease in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $.89 for the 1999 second quarter compared to $1.08 for the second quarter of 1998. This decrease was primarily the result of 1998 reserve additions added at favorable finding and development costs and to a $42.7 million impairment charge taken in the fourth

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

quarter of 1998.

  Impairment. There was no impairment charge recorded for the second quarter of 1999. For the quarter ended June 30, 1998, the Company recorded an impairment charge of $9.9 million in connection with an impairment review conducted in response to a significant decline in oil prices. This review identified one offshore field which had a net book value in excess of estimated future net revenues for the field, which resulted in the impairment charge.

  Interest Expense. Interest expense for the second quarter of 1999 was $10.3 million compared to $10.4 million for the second quarter of 1998. The net impact of interest rate swaps in effect for the second quarter of 1999 and 1998 was not material. See "Capital Resources and Liquidity-Credit Facility."

  Income Taxes. For the second quarter of 1999, the Company recorded a tax provision of $1.3 million on pre-tax income of $4.9 million, an effective rate of 27%. This compares to a tax benefit of $6.5 million on pre-tax loss of $16.9 million, an effective rate of 38%, for the second quarter of 1998.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
  Net Income (Loss) and Cash Flows from Operating Activities. The Company realized a net loss of $.7 million, or $.02 per share, on total revenue of $125.6 million for the six months ended June 30, 1999. This compares with a net loss of $12.4 million, or $.31 per share, on total revenue of $139.9 million for the six months ended June 30, 1998. Cash flows from operating activities (before working capital changes) for the first six months of 1999 were $67.1 million, compared to $72.6 million for the first six months of 1998, a decrease of 8%. The decline in operating cash flows for the current year six-month period was primarily the result of lower oil and gas prices in relation to those received for the first six months of 1998. This price decline was partially offset by a 9% improvement in lease operating and overhead costs on a unit of production basis. Reductions in exploration costs, oil and gas depletion and impairment expense were the principal reasons for the improvement in current period operating results. Cash flows provided by operating activities after consideration of the net change in working capital decreased to $60.4 million from the $85.1 million reported for the second quarter of 1998, primarily due to lower oil and gas prices discussed above and a smaller decrease in accounts receivable relative to the comparable period of 1998.

  Production. The Company's total production was 61.1 Bcfe for the first six months of 1999 compared to 60.4 Bcfe for the comparable prior-year period, an increase of 1%. Gas production increased to 52.1 Bcf compared to 49.9 Bcf for the first half of 1998, an increase of 4%. Oil production for the first six months of 1999 decreased 14% to 1.5 MMBbls compared to 1.7 MMBbls for the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

first six months of 1998.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.10 per Mcfe for the first six months of 1999, a decrease of 8% from the $2.28 per Mcfe received for the first six months of 1998. The Company's gas production yielded an average price of $2.08 per Mcf, a decrease of 9% compared to $2.28 per Mcf for the prior-year six-month period. The Company's average gas price for the first six months of 1999 was enhanced $.19 per Mcf as a result of the Company's hedging activities. The average gas price for the first six months of 1998 was enhanced $.15 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first half of 1999 was $13.33 per Bbl compared to $13.53 per Bbl for the first half of 1998, a decline of 1%. No fixed- Price oil contracts were in effect during the current year six-month period. Fixed-Price Contracts in effect during the prior-year six-month period increased the average oil price by $.28 per Bbl.

  The net effect of higher gas production and lower gas prices decreased gas sales to $108.4 million for the first six months of 1999 compared to $113.9 million for the first six months of 1998. The combination of lower oil production and lower oil prices decreased oil sales to $20.0 million compared to $23.5 million reported for the prior-year six-month period. The aggregate impact of the Company's oil and gas hedging activities was to increase oil and gas sales by $10.1 million for the six months ended June 30, 1999 and to increase oil and gas sales by $7.8 million for the six months ended June 30, 1998. See "Quantitative and Qualitative Disclosures About Market Risk."

  Change in Derivative Fair Value. The Company adopted SFAS 133 in October 1998. Pursuant to this standard, the changes in fair value of certain of the Company's derivative contracts and the ineffective portion of any cash flow hedge are reflected in earnings as the changes occur. These changes in fair value resulted in a $5.0 million non-cash charge for the six months ended June 30, 1999. Results of operations will continue to be affected by changes in fair value for the contracts, the amount and timing of which cannot be predicted. See "Quantitative and Qualitative Disclosures About Market Risk."

  Other Income. Other income for the first six months of 1999 was $2.2 million, a modest decline compared to $2.6 million for the first six months of 1998.

  Operating Costs. Operating costs for the first six months of 1999 were comprised of $25.3 million of lease operating expenses and $6.1 million of production taxes. This compares to $27.2 million of lease operating expenses and $6.9 million of production taxes for the first six months of 1998. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. Lease operating expenses on a natural gas equivalent unit of production basis improved to $.41 per Mcfe compared to $.45 per Mcfe for the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

six months ended June 30, 1998. The decrease in production taxes is primarily the result of lower oil and gas prices in the first six months of 1999.

  General and Administrative Expense. G&A for the first six months of 1999 was $11.6 million compared to $12.5 million for the comparable prior-year period. This decrease is primarily attributable to cost reduction measures implemented by the Company in the first quarter of 1999. On a natural gas equivalent unit of production basis, G&A decreased to $.19 per Mcfe for the first six months of 1999 compared to $.21 per Mcfe for the first six months of 1998.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $6.2 million for the six months ended June 30, 1999, compared to $16.9 million for the six months ended June 30, 1998. The 1999 amount consists of $1.1 million of dry hole costs, $1.3 million of seismic acquisition and other geological and geophysical costs and $3.8 million of leasehold costs. The 1998 amount consists of $8.4 million of dry hole costs, $6.2 million of seismic acquisition and other geological and geophysical costs and $2.3 million of leasehold costs.

  Depreciation, Depletion and Amortization. DD&A for the first half of 1999 was $57.2 million compared to $66.3 million for the first half of 1998. This decrease in DD&A is attributable to a decrease in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $.89 for the first six months of 1999 compared to $1.05 for the first six months of 1998. This decrease was primarily the result of 1998 reserve additions added at favorable finding and development costs and to a $42.7 million impairment charge taken in the fourth quarter of 1998.

  Impairment. There was no impairment charge recorded for the first six months of 1999. For the six month period ended June 30, 1998, the Company recorded an impairment charge of $9.9 million as a result an of impairment review conducted in response to a significant decline in oil prices for such period. This review identified one offshore field which had a net book value in excess of estimated future net revenues for the field, which resulted in the impairment charge.

  Interest Expense. Interest expense for the six months ended June 30, 1999 was $20.3 million compared to $20.4 million for the six months ended June 30, 1998. The net impact of interest rate swaps in effect for the first six months of 1999 and 1998 was immaterial. See "Capital Resources and Liquidity-Credit Facility."

  Income Taxes. For the first half of 1999 the Company recorded a tax benefit of $.5 million on a pre-tax loss of $1.1 million, an effective rate of 42%. This compares to a tax benefit of $7.7 million provided on a pre-tax loss of $20.2 million, an effective rate of 38%, for the first half of 1998.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the six months ended June 30, 1999 and 1998, the Company expended $89.9 million and $142.9 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the six-month periods. See "Commitments and Capital Expenditures." Certain of these investments include expenditures which under successful efforts accounting are expensed as incurred or if unsuccessful in discovering new reserves. Investing activities for the six months ended June 30, 1999 and 1998 included $2.5 million and $15.1 million, respectively, of costs which have been expensed as exploration costs in the statement of operations for the corresponding periods. Cash flows from operating activities before changes in working capital for the six months ended June 30, 1999 and 1998 were $67.1 million and $72.6 million, representing 75% and 51%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in lower cash flows from operating activities, which could, in turn, impact the amount of capital invested by the Company. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

  Cash flows from financing activities for the first six months of 1999 reflected a net source of cash of $29.0 million compared to a $59.8 million source of cash for the first six months of 1998. Included in the amount for 1998 is $40.1 million of proceeds received in connection with the termination of a Fixed-Price Contract. See Note 5 of the Condensed Notes to Consolidated Financial Statements appearing elsewhere herein. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities.

  The Company's EBITDAX decreased to $82.5 million for the first six months of 1999 from $93.3 million for the first six months of 1998. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments and exploration costs. EBITDAX decreased primarily as a result of lower oil and gas prices in relation to those received for the first six months of 1998.
The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity.
EBITDAX measures as presented may not be comparable to other similarly titled

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

measures of other companies.

  Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. The Company has relied upon the Credit Facility to provide funds for acquisitions and drilling activities, and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. As of June 30, 1999, the Company had $330.0 million of principal and $17.8 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At June 30, 1999, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. The average interest rate for borrowings under the Credit Facility was 5.7% as of June 30, 1999. Including the effect of interest rate swaps which hedge a portion of the interest rate exposure attributable to this facility, the effective interest rate was 5.6%. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  Other Lines of Credit.   The Company has certain other unsecured lines of
credit available to it which aggregated $30.1 million as of June 30, 1999. Such short-term lines of credit are unsecured and primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. As of June 30, 1999, the Company had no indebtedness and $.1 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

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

  The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1999, and to meet the Company's margin requirements under its Fixed-Price Contracts.
See "Commitments and Capital Expenditures" and "Quantitative and Qualitative Disclosures About Market Risk." At June 30, 1999, the Company had working capital of $14.4 million and a current ratio of 1.2 to 1. Total long-term debt outstanding at June 30, 1999 was $629.0 million. The Company's long-term debt as a percentage of its total capitalization was 57%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the six months ended June 30, 1999, the Company expended $50.2 million on development activities and $9.3 million on exploration activities. This expenditure level resulted in the drilling of 78 development wells and 7 exploratory wells. Of these wells, 73 development wells and three exploratory wells were successfully completed as producers, for a completion success rate of 94% and 43%, respectively (an overall success rate of 89%). In addition, the Company invested $32.5 million in proved oil and gas property acquisitions during the first six months of 1999. For the balance of 1999, the Company currently plans to invest an additional $78 million in connection with its drilling program focused principally in its Core Areas. Actual levels of drilling and acquisition expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities.

  The Company continues to actively search for additional attractive oil and gas property acquisitions, but is not able to predict the timing or amount of additional capital expenditures which may ultimately be employed in acquisitions during 1999.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

OUTLOOK FOR FISCAL 1999
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1999" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of 1999 estimates. Subject to the uncertainties identified in "Forward-Looking Statements", no material modifications to previously disclosed estimates are deemed necessary.

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

  The Company has formed a task force to develop and implement a comprehensive plan to resolve the Year 2000 Issue and to oversee the assessment, remediation, testing and implementation phases of the plan. The plan encompasses a study of significant operational exposures that would be reasonably likely to result from the failure by the Company or significant third parties to be Year 2000 compliant on a timely basis. These exposures include the Company's ability to produce its oil and gas reserves, to maintain environmental compliance and to meet contractual obligations. It also includes the ability of its purchasers, transporters, outside operators and other customers to buy, take delivery of, transport and pay for natural gas and crude oil produced. Other risks relate to continued performance of suppliers, vendors and service companies that the Company relies upon to conduct its operations, as well as the financial institutions utilized in connection with its borrowing and cash management activities. The mandate of the task force includes monitoring the progress of third parties as deemed appropriate, to the extent information can be obtained.

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

  Third Parties. The Company has completed the assessment phase of its exposure to Year 2000 compliance by material third parties. The responses received to date from third parties have not identified a material non-compliance issue that would require action by the Company. The Company will continue to monitor its exposure to new and existing material third parties to the extent information is made available throughout the balance of 1999. The Company has a limited number of systems which interface directly with third parties. Such systems, although believed to be compliant, are not significant to its business operations.

  The Company cannot be assured that the various phases of its Year 2000 plan will successfully identify and mitigate all material exposures to the Year 2000 Issue.

   Costs. The Company has, and will continue to use, primarily internal resources to reprogram, or replace, test and implement the software, hardware and operating equipment for Year 2000 modifications. Because the majority of the software employed by the Company was purchased from third parties subject to ongoing maintenance agreements, Year 2000 upgrades did not result in significant cash outlays. Total costs incurred to date in connection with Year 2000 compliance have been immaterial. The estimated cost attributable to remaining compliance issues in the aggregate is expected to be less than $100,000 including hardware, software, internal and external labor costs, which will be funded through operating cash flows.

  Risk Factors. The Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner and does not expect to incur significant operational problems due to Year 2000 non-compliance. As noted above, the Company has substantially completed all phases of its Year 2000 plan, but certain plan activities will be ongoing through the end of 1999. No assurance can be given that all material issues have been or will be identified, or that all material third parties will be compliant by the year 2000. If all significant Year 2000 issues are not properly and timely identified, assessed, remediated, tested and implemented, the Company's results of operations may be materially adversely affected. Additionally, non-compliance by third parties may have a material adverse effect on the Company's systems or results of operations.

  The Company has not identified a "worst case scenario" that is reasonably likely to cause a material interruption of its business activities, to cause a

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

material environmental event, to cause it not to meet a material contractual obligation, or to otherwise have a material adverse effect on its operations. Accordingly, the Company has not formalized a contingency plan to address Year 2000 non-compliance. The Company plans to continue to evaluate the status of its Year 2000 plan throughout 1999 and to evaluate whether such a contingency plan is advisable.

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

Fixed-Price Contracts
  Description of Contracts. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. For the six months ended June 30, 1999, Fixed-Price Contracts hedged 54% of the Company's natural gas production. As of June 30, 1999, Fixed-Price Contracts are in place to hedge 243 Bcf of the Company's estimated future gas production, representing 20% of its proved natural gas reserves as of December 31, 1998.

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion of the Company's Fixed-Price Contracts.

  In July 1999, the Company entered into an oil swap for the last 5 months of 1999 which hedges 330 MBbls of oil production at $20.37 per Bbl.

                         LOUIS DREYFUS NATURAL GAS CORP.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues attributable to the Company's Fixed-Price Contracts as of June 30, 1999. The Company expects the prices to be realized for its hedged production to vary from the prices shown in the following table, due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts and the price received at the wellhead for the Company's production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of June 30, 1999, as adjusted for basis. Future net revenues change with changes in market prices and basis.

FIXED-PRICE CONTRACTS
                              Six
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              1999      2000      2001      2002      2003     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS
Sales Contracts:
Contract volumes
  (BBtu) . . . . . . . . .     9,353     9,830     7,475     6,405     5,650   17,783     56,496
Weighted average fixed
  price per MMBtu (1). . .  $   2.36  $   2.46  $   2.47  $   2.67  $   2.92 $   3.29  $    2.77
Future fixed-price sales .  $ 22,112  $ 24,164  $ 18,446  $ 17,098  $ 16,492 $ 58,430  $ 156,742
Future net revenues (2). .  $   (835) $    179  $     59  $  1,085  $  2,086 $ 10,784  $  13,358

Purchase Contracts:
Contract volumes (BBtu). .    (5,520)       --        --        --        --       --     (5,520)
Weighted average fixed
  price per MMBtu (1). . .  $   2.18  $     --  $     --  $     --  $     -- $     --  $    2.18
Future fixed-price
  purchases. . . . . . . .  $(12,038) $     --  $     --  $     --  $     -- $     --  $ (12,038)
Future net revenues(2) . .  $  1,589  $     --  $     --  $     --  $     -- $     --  $   1,589

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS
Contract volumes (BBtu). .    12,143    22,678    23,240    23,115    20,245   71,483    172,904
Weighted average fixed
  price per MMBtu (1). . .  $   2.81  $   2.94  $   3.06  $   3.21  $   3.47 $   4.32  $    3.61
Future fixed-price sales .  $ 34,137  $ 66,675  $ 71,109  $ 74,150  $ 70,292 $308,529  $ 624,892
Future net revenues (2). .  $  2,549  $  7,749  $  9,699  $ 10,973  $ 11,157 $ 40,406  $  82,533

NATURAL GAS COLLARS
Contract volumes (BBtu):
  Floor. . . . . . . . . .    12,052        --        --        --        --       --     12,052
  Ceiling. . . . . . . . .    19,320        --        --        --        --       --     19,320

                         LOUIS DREYFUS NATURAL GAS CORP.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FIXED-PRICE CONTRACTS (continued)
                              Six
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              1999      2000      2001      2002      2003     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
Weighted average fixed
  price per MMBtu (1):
  Floor. . . . . . . . . .  $   2.01  $     --  $     --  $     --  $     -- $     --  $    2.01
  Ceiling. . . . . . . . .  $   2.10  $     --  $     --  $     --  $     -- $     --  $    2.10
Future fixed-price sales .  $ 40,572  $     --  $     --  $     --  $     -- $     --  $  40,572
Future net revenues (2). .  $ (6,610) $     --  $     --  $     --  $     -- $     --  $  (6,610)

TOTAL NATURAL GAS
 CONTRACTS (3):
Contract volumes (MBbls) .    35,296    32,508    30,715    29,520    25,895   89,266    243,200
Weighted average fixed
  price per MMBtu (1). . .  $   2.40  $   2.79  $   2.92  $   3.09  $   3.35 $   4.11  $    3.33
Future fixed-price sales .  $ 84,783  $ 90,839  $ 89,555  $ 91,248  $ 86,784 $366,959  $ 810,168
Future net revenues (2). .  $ (3,307) $  7,928  $  9,758  $ 12,058  $ 13,243 $ 51,190  $  90,870

(1)  -  The Company expects the prices to be realized for its hedged production to vary from the prices shown due to basis.
(2)  -  Future net revenues as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.
(3)  -  Does not include basis swaps with notional volumes by year, as follows:  1999 - 9.6 Tbtu;
        2000 - 21.3 TBtu; 2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.

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

     The estimated fair value of the Company's Fixed-Price Contracts and interest rate swaps and the associated carrying value as of June 30, 1999 are identical. Such amounts are provided below.

                         LOUIS DREYFUS NATURAL GAS CORP.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                          Estimated
                                                          Fair Value
                                                         -------------
                                                         (in thousands)
Derivative assets:
  Fixed-price natural gas swaps:
    Sales contracts. . . . . . . . . . . . . . . . . . . $      15,357
    Purchase contracts . . . . . . . . . . . . . . . . .         1,558
  Fixed-price natural gas collars. . . . . . . . . . . .           455
  Fixed-price natural gas delivery contracts . . . . . .        70,195
  Interest rate swaps - fixed. . . . . . . . . . . . . .         4,277
Derivative liabilities:
  Fixed-price natural gas swaps - sales contracts. . . .        (5,813)
  Fixed-price natural gas collars. . . . . . . . . . . .        (7,065)
  Fixed-price natural gas delivery contracts . . . . . .       (12,518)
  Natural gas basis swaps. . . . . . . . . . . . . . . .        (3,943)
  Interest rate swaps - fixed. . . . . . . . . . . . . .           (95)
                                                         -------------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . $      62,408
                                                         =============

   The fair value of Fixed-Price Contracts as of June 30, 1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value as reflected in the balance sheet as of June 30, 1999 does not necessarily represent the value a third party would pay to assume the Company's positions. See "Note 4 -- Contingencies" of the Condensed Notes to Consolidated Financial Statements appearing elsewhere in this document.

INTEREST RATE SENSITIVITY
   The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of June 30, 1999, the Company had fixed the interest rate on average notional amounts of $155 million for the balance of 1999, and $125 million, $125 million and $94 million for the years ending December 31, 2000, 2001 and 2002, re pectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.4% at June 30, 1999) and pays an average rate of 5.3% for the balance of 1999 and 5.0%, 5.0% and 5.0% for 2000, 2001 and 2002, respectively. The notional amounts are less than the maximum amount anticipated to be

                         LOUIS DREYFUS NATURAL GAS CORP.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

outstanding under the Credit Facility in such years.

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's interest rate swaps.

                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION

ITEM 1 -- NONE

ITEM 2 -- NONE

ITEM 3 -- NONE

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  The 1999 Annual Meeting of Shareholders was held on May 18, 1999. The following were submitted to a vote of the Company's shareholders:

  1. The election of twelve directors for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director are as follows:

  Gerard Louis-Dreyfus      35,260,510 votes for; 995,294 votes withheld; 0
                            votes abstaining
  Simon B. Rich, Jr.        36,243,703 votes for; 12,101 votes withheld; 0
                            votes abstaining
  Mark Andrews              36,223,733 votes for; 32,071 votes withheld; 0
                            votes abstaining
  Mark E. Monroe            36,243,848 votes for; 11,956 votes withheld; 0
                            votes abstaining
  Richard E. Bross          36,225,024 votes for; 30,780 votes withheld; 0
                            votes abstaining
  Daniel R. Finn, Jr.       36,243,827 votes for; 11,977 votes withheld; 0
                            votes abstaining
  Peter G. Gerry            36,243,448 votes for; 12,356 votes withheld; 0
                            votes abstaining
  John H. Moore             36,242,098 votes for; 13,706 votes withheld; 0
                            votes abstaining
  James R. Paul             36,243,823 votes for; 11,981 votes withheld; 0
                            votes abstaining
  Ernest F. Steiner         35,261,313 votes for; 994,491 votes withheld; 0
                            votes abstaining
  Nancy K. Quinn            36,242,811 votes for; 12,993 votes withheld; 0
                            votes abstaining
  E. William Barnett        36,224,456 votes for; 31,348 votes withheld; 0
                            votes abstaining

  2. The approval of amendments to the Company's Stock Option Plan. The results of the shareholder vote included 32,213,770 votes for; 4,031,436 votes against; and 10,598 abstaining.

  3. Ratification of the selection of Ernst & Young as independent auditors of the Company for the year ending December 31, 1998. The results of the shareholder vote included 36,223,627 votes for; 28,997 votes against;
     and 3,180 votes abstaining.

ITEM 5 -- NONE

                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: August 12, 1999            /s/  Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Executive Vice President and Chief Financial
                                 Officer