Form 10-K/A
period 1998-12-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1999-10-07
CIK 912264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 1-12480
                            ------------------------

                        LOUIS DREYFUS NATURAL GAS CORP.

             (Exact name of Registrant as specified in its charter)

               OKLAHOMA                              73-1098614
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)
14000 QUAIL SPRINGS PARKWAY, SUITE 600                  73134
        OKLAHOMA CITY, OKLAHOMA                      (Zip code)
(Address of principal executive office)

              Registrant's telephone number, including area code:
                                 (405) 749-1300
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                  Name of each exchange on which registered
    COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE
  9 1/4% SENIOR SUBORDINATED NOTES DUE 2004                NEW YORK STOCK EXCHANGE

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 12, 1999, was approximately $296.1 million (based on a value of $15.50 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 40,109,758 shares of Common Stock, par value $.01 per share, were outstanding on March 12, 1999.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        LOUIS DREYFUS NATURAL GAS CORP.
                                  FORM 10-K/A
                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
                                                         PART I

Item 1 --      BUSINESS.....................................................................................           3
               General......................................................................................           3
               Business Strategy............................................................................           4
               Forward-Looking Statements...................................................................           5
               Recent Developments..........................................................................           6
               Acquisitions.................................................................................           7
               Marketing....................................................................................           7
               Competition..................................................................................           9
               Regulation...................................................................................           9
               Certain Operational Risks....................................................................          12
               Employees....................................................................................          12
               Relationship Between the Company and S.A. Louis Dreyfus et Cie...............................          12
               Potential Conflicts of Interest..............................................................          13
               Certain Definitions..........................................................................          13

Item 2 --      PROPERTIES...................................................................................          16
               General......................................................................................          16
               Core Areas...................................................................................          16
               Reserves.....................................................................................          21
               Costs Incurred and Drilling Results..........................................................          22
               Acreage......................................................................................          23
               Productive Well Summary......................................................................          23
               Title to Properties..........................................................................          24

Item 3 --      LEGAL PROCEEDINGS............................................................................          24

Item 4 --      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................          25

                                                         PART II

Item 5 --      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................          25

Item 6 --      SELECTED FINANCIAL DATA......................................................................          25

Item 7 --      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........          27
               Overview.....................................................................................          27
               Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997.........................          30
               Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996.........................          33
               Capital Resources and Liquidity..............................................................          35
               Commitments and Capital Expenditures.........................................................          37
               Outlook for Fiscal Year 1999.................................................................          38
               Year 2000 Compliance.........................................................................          40

                        LOUIS DREYFUS NATURAL GAS CORP.
                                  FORM 10-K/A
                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
Item 7A --     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................          41
               General......................................................................................          41
               Fixed-Price Contracts........................................................................          41
               Interest Rate Sensitivity....................................................................          46

Item 8 --      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................          49

Item 9 --      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........          49

                                                        PART III

Item 10 --     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................          49

Item 11 --     EXECUTIVE COMPENSATION.......................................................................          49

Item 12 --     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................          49

Item 13 --     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................          49

                                                         PART IV

Item 14 --     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................          49

    EXPLANATORY NOTE REGARDING THE REVIEW OF THE COMPANY'S PUBLIC FILINGS BY THE SECURITIES AND EXCHANGE COMMISSION:

    IN SEPTEMBER 1999, THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION INFORMED THE COMPANY THAT THE DOCUMENTATION FOR ITS DERIVATIVE CONTRACTS AND HEDGING ACTIVITIES WAS INSUFFICIENT AT THE OCTOBER 1, 1998 DATE OF ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") TO QUALIFY FOR THE SPECIAL HEDGE ACCOUNTING PROVISIONS OF THE STANDARD. THE COMPANY BELIEVED THAT IT COMPLIED WITH THE SPIRIT AND INTENT OF THE PROVISIONS OF THE STANDARD WITH RESPECT TO DOCUMENTATION; HOWEVER, THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION CONCLUDED THAT THE COMPANY HAD NOT SPECIFICALLY COMPLIED WITH THE PROVISIONS OF THE STANDARD REQUIRING ALL HEDGING RELATIONSHIPS BE DESIGNATED ANEW (INCLUDING THE MEASUREMENT AND ASSESSMENT OF EFFECTIVENESS). ACCORDINGLY, THE COMPANY HAS AMENDED ITS 1998 FORM 10-K TO RESTATE ITS ACCOUNTING FOR ITS FIXED-PRICE CONTRACTS. THE COMPANY HAS CONTINUED TO REFER TO THESE FIXED-PRICE CONTRACTS IN THIS FORM 10-K/A AS ECONOMIC HEDGES INASMUCH AS THIS WAS THE INTENT WHEN SUCH CONTRACTS WERE EXECUTED, THE CHARACTERIZATION IS CONSISTENT WITH THE ACTUAL ECONOMIC PERFORMANCE OF THE CONTRACTS, AND MANAGEMENT OF THE COMPANY EXPECTS THE CONTRACTS TO SERVE IN THAT CAPACITY IN FUTURE PERIODS. SEE NOTE 2 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR A MORE DETAILED DISCUSSION OF THE EFFECTS OF THE RESTATEMENT ON THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS AMENDMENT ON FORM 10-K/A.

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

PRODUCTION, PROVED RESERVES, EARNINGS
PER SHARE AND CASH FLOW GROWTH

                                                                  YEARS ENDED DECEMBER 31,                  FIVE-YEAR
                                                    -----------------------------------------------------    GROWTH
                                                      1998       1997       1996       1995       1994        RATE
                                                    ---------  ---------  ---------  ---------  ---------  -----------
Production (Bcfe).................................      121.6       84.3       75.0       61.4       54.3        23.0%
Proved reserves (Bcfe)............................    1,340.2    1,203.4      990.2      876.1      689.9        16.4
EBITDAX (MM$)(1)..................................  $   183.8  $   164.9  $   128.6  $   111.6  $    94.0        25.4
Net cash provided by operating activities (MM$)...  $   147.4  $   129.8  $   101.8  $    89.5  $    80.9        22.8
Net income (loss) per share--basic and
  diluted(2)......................................  $   (1.08) $    (.53) $     .76  $     .40  $     .39          NM

------------------------

(1) See "--Certain Definitions."

(2) Earnings for 1998 were adversely affected by a $52.5 million non-cash impairment charge and a significant decline in oil and gas prices. Earnings for 1997 were adversely affected by a $75.2 million non-cash impairment charge, substantially all of which was recognized in connection with the American Acquisition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        STRATEGIC ACQUISITIONS. The Company has grown rapidly by investing $544 million to acquire 563 Bcfe of proved reserves over the five-year period ended December 31, 1998, an average acquisition cost of $.97 per Mcfe. The Company believes that this aggregate average acquisition cost, which includes the 1997 American Acquisition for which the Company paid a premium, compares favorably to industry averages for independent exploration and production companies, which one published industry survey reports to be $1.06 per Mcfe over this same period of time. These acquisitions have been geographically concentrated in its Core Areas where the Company possesses considerable operating expertise and realizes economies of scale. The Company principally targets acquisitions which have significant development potential, are in close proximity to existing properties, have a high degree of operatorship and can be integrated with minimal incremental administrative cost.

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

    PROVED RESERVES. As of December 31, 1998, the Company's proved reserves had grown 11% in relation to 1997 and was comprised of 24 MMBbls of oil and 1.2 Tcf of natural gas, or 1.3 Tcfe. This reserve growth represents a production replacement ratio of more than 200%. The Company's estimated future net revenues from proved reserves was $2.0 billion as of December 31, 1998. The present value of such future net revenues discounted at 10% ("Present Value") was $1.0 billion. See "Item 2--Properties-- Reserves" and Note 15 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

    FINANCIAL RESULTS. The Company reported a net loss of $43.3 million, or $1.08 per share, on total revenue of $293.4 million for 1998. This compares to a net loss of $16.1 million, or $.53 per share, on total revenue of $232.9 million for 1997. The Company reported record cash flows from operating activities (before working capital changes) of $144.9 million for the year ended December 31, 1998, which compares to $127.1 million for 1997, an increase of 14%. Cash flows provided by operating activities after consideration for the change in working capital was $147.4 million, which compares to $129.8 million for 1997. The 1998 increase in revenues and operating cash flows was achieved primarily through growth in oil and gas production which increased 44% to 121.6 Bcfe for the year. See "Item 7--Management's

Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year
1997."

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

SUMMARY ACQUISITION INFORMATION

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994       TOTAL
                                                             ---------  ---------  ---------  ---------  ---------  ---------
Estimated proved reserves acquired (Bcfe)(1)...............          7        234         76        190         56        563
Acquisition cost (MM$).....................................  $     4.1  $   349.0  $    36.1  $   118.7  $    36.6  $   544.5
Acquisition cost per Mcfe(2)...............................  $     .56  $    1.49  $     .48  $     .62  $     .65  $     .97

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

MARKETING

    FIXED-PRICE CONTRACTS

    DESCRIPTION. The Company has entered into Fixed-Price Contracts as economic hedges to reduce its exposure to decreases in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. At December 31, 1998, these contracts hedged 244 Bcf of future natural gas production, representing 20% of estimated proved natural gas reserves. The fixed prices in such contracts generally escalate over the contract term. Fixed-Price Contract volume and price information by year for the next five years and thereafter is shown at "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." The Company has traditionally hedged a significant portion of its natural gas and crude oil production. In recent years, a progressively smaller share of the Company's production and reserve additions have been hedged due to Management's belief that longer-term demand and supply fundamentals for natural gas imply the potential for prices in excess of those currently available in the long-term forward market. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending on market conditions, capital investment considerations and other factors.

    DELIVERY CONTRACTS. The Company has entered into fixed-price natural gas delivery contracts with independent power producers, natural gas pipeline marketing affiliates, a municipality and other end users. Typically, these contracts require the Company to deliver, and the purchaser to take, specified quantities of natural gas at specified fixed prices, over the life of the contracts. Delivery contracts hedge 184.9 Bcf of future gas production as of December 31, 1998, representing 15% of estimated proved natural gas reserves. The contract term varies with each contract, ranging from a period of less than one year to approximately 18 years. The Company meets its fixed-price delivery contract requirements through purchases of natural gas in markets local to the delivery point at the most attractive prices available. The contracts generally permit the Company to deliver natural gas at its choice of several pipeline or customary industry delivery points, permitting some market flexibility to the Company in purchasing required natural gas supplies and making deliveries and reducing transportation risks. Each contract is individually negotiated based on the purchaser's specified needs.

    ENERGY SWAPS. The Company enters into energy swaps as a fixed-price seller in order to assure itself of fixed prices for the sale of its oil and gas production. Less frequently, the Company enters into swaps as a fixed-price purchaser to hedge the price of supply commitments. At December 31, 1998, the Company was a party to six energy swaps, which collectively hedge 52.0 Bcf of future gas production. The contract term varies with each contract, ranging from a period of one year to approximately eight years. The variables in an energy swap transaction are a fixed price, an index price, a specified quantity and a period. One of the parties is designated as the fixed-price purchaser ("FPP") and whenever the fixed price exceeds the index price for a given date or period, the FPP pays the other party, the fixed-price seller ("FPS"), the difference between the fixed price and the index price. Whenever the index price is in excess of the fixed price, the FPS pays the difference between the index price and the fixed price to the FPP. In this way the parties may, without physical delivery of oil or gas, hedge against uncertainties and risk created by fluctuations in oil and gas prices in connection with such party's actual physical supply, purchase or sale commitments or requirements.

    COUNTERPARTIES. The following table summarizes certain information concerning the Company's natural gas Fixed-Price Contracts and associated counterparties at December 31, 1998:

NATURAL GAS FIXED-PRICE CONTRACT
VOLUMES BY COUNTERPARTY

                                                                    VOLUMES COMMITED (BBTU)
                                                  -----------------------------------------------------------   PERCENTAGE
                                                                    ENERGY SWAPS                                    OF
                                                   DELIVERY    ----------------------                            COMMITED
                                                   CONTRACTS     SALES     PURCHASES     COLLARS      TOTAL       VOLUME
                                                  -----------  ---------  -----------  -----------  ---------  -------------
TYPE OF COUNTERPARTY:
Independent power producers.....................     105,648          --          --           --     105,648           43%
Pipeline marketing affiliates...................      59,682      23,068      (1,825)          --      80,925           33
Financial institutions..........................          --          --      (9,125)       7,300      (1,825)          (1)
Other...........................................      19,575      39,900          --           --      59,475           25
                                                  -----------  ---------  -----------       -----   ---------          ---
Total...........................................     184,905      62,968     (10,950)       7,300     244,223          100%
                                                  -----------  ---------  -----------       -----   ---------          ---
                                                  -----------  ---------  -----------       -----   ---------          ---

    For additional information concerning the Company's Fixed-Price Contracts, see "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

    WELLHEAD MARKETING

    The majority of the Company's wellhead gas production is sold to a variety of purchasers on the spot market or dedicated to contracts with market-sensitive pricing provisions. Substantially all of the undedicated natural gas produced from Company-operated wells is marketed by the Company. Additionally, the majority of the oil and condensate produced from Company-operated properties is sold on a market price sensitive basis. During 1998, the Company had gas sales to one unrelated purchaser which approximated 20% of total revenues. See Note 10 of the Notes to Consolidated Financial Statements appearing elsewhere herein. The loss of any wellhead purchaser is not anticipated to have a material adverse effect on the Company because there are a substantial number of alternative purchasers in the markets in which the Company sells its wellhead production.

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

    The Company owns a 75-mile intrastate pipeline and associated compression facilities in the Sonora area of West Texas. In excess of 98% of the gas transported in this pipeline system during 1998 was owned by the Company. The operation of this system is subject to regulation by the Texas Railroad Commission.

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

    EBITDAX. EBITDAX is defined herein as income (loss) before interest, income taxes, depreciation, depletion and amortization, impairment, exploration costs and change in derivative fair value. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

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

    PRESENT VALUE. When used with respect to oil and gas reserves, present value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development costs, and future abandonment costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. The prices used to estimate future net revenues include the effects of the Company's Fixed-Price Contracts except where otherwise specifically noted. Estimated quantities of proved reserves are determined without regard to such contracts.

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

CORE AREAS

    The following table sets forth certain information regarding the Company's activities in each of its principal producing areas as of December 31, 1998:

CORE AREAS

                                                                    MID-
                                                     PERMIAN     CONTINENT   GULF COAST    OTHER        TOTAL
                                                   ------------  ----------  ----------  ----------  ------------
PROPERTY STATISTICS:
Proved reserves (Bcfe)...........................           635         406         250          49         1,340
Percent of total proved reserves.................            47%         30%         19%          4%          100%
Gross producing wells............................         4,074       3,457         818         853         9,202
Net producing wells..............................         1,934       1,056         287         135         3,412
Gross acreage....................................     1,259,124     926,067     944,179     484,620     3,613,990
Net acreage......................................       571,011     358,756     333,845     121,071     1,384,683
Potential drill sites............................           850         400          75         250         1,575

1998 RESULTS:
Gross wells drilled..............................           195          77          49          30           351
Gross successful wells...........................           179          65          41          26           311
Drilling success.................................            92%         84%         84%         87%           89%
Production (Bcfe)................................          42.4        37.5        37.7         4.0         121.6
Average net daily production (MMcfe).............         116.2       102.9       103.2        11.0         333.3
Lease operating expense per Mcfe.................  $        .45  $      .43  $      .41  $      .54  $        .44

1999 DRILLING BUDGET (MM$):
Development......................................  $         51  $       36  $       22  $       --  $        109
Exploration......................................             6           7          48          --            61
                                                   ------------  ----------  ----------  ----------  ------------
Total............................................  $         57  $       43  $       70  $       --  $        170
                                                   ------------  ----------  ----------  ----------  ------------
                                                   ------------  ----------  ----------  ----------  ------------

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

    PITCHFORK RANCH

    The Pitchfork Ranch is located in King and Dickens Counties, Texas, and covers approximately 140,000 acres. The Company is the operator and its ownership ranges from 45% to 78% in certain leases within this ranch. Target zones are the Tannehill sand at a depth of 4,500 feet and the Canyon/Strawn Reef at 5,500 feet. The Tannehill sands were deposited as northeast to southwest trending channel sands and extend over most of the acreage. Production is generally found within point bars on structural highs or in stratigraphic traps. Fields within this meandering channel system of the Tannehill can have potential reserves of up to 2 MMBbls, with the opportunity for numerous fields to exist on the ranch. The Canyon/ Strawn produces from reefs in the area, some of which have produced more than 10 MMBbls. The first 30 square mile 3D seismic survey conducted in 1997 resulted in the completion of six oil wells in the Tannehill formation. In 1998, a second 3D seismic survey of 50 square miles was completed and drilling of Tannehill and Canyon/Strawn targets is expected to commence in the first quarter of 1999 based on this new seismic information.

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

PROVED RESERVES

                                                                           AS OF DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1998       1997       1996       1995       1994
                                                          ---------  ---------  ---------  ---------  ---------
                                                                (DOLLARS IN MILLIONS, EXCEPT PRICE DATA)
ESTIMATED PROVED RESERVES:
Natural gas (Bcf).......................................    1,193.7    1,028.8      849.2      753.9      574.0
Oil (MMBbls)............................................       24.4       29.1       23.5       20.4       19.3
Total (Bcfe)............................................    1,340.2    1,203.4      990.2      876.1      689.9
Estimated Future Net Revenues including
  Fixed-Price Contracts.................................  $ 1,955.6  $ 2,169.9  $ 2,417.4  $ 1,531.5  $ 1,219.8
Estimated Future Net Revenues excluding
  Fixed-Price Contracts.................................  $ 1,676.8  $ 1,926.0  $ 2,643.8  $ 1,092.4  $   683.4
Present Value including Fixed-Price Contracts...........  $   978.9  $ 1,136.0  $ 1,117.7  $   737.5  $   616.0
Present Value excluding Fixed-Price Contracts...........  $   811.1  $ 1,002.6  $ 1,303.7  $   524.4  $   358.8

ESTIMATED PROVED DEVELOPED RESERVES:
Natural gas (Bcf).......................................    1,026.8      899.2      709.7      630.6      433.3
Oil (MMBbls)............................................       20.7       24.3       17.9       14.8       13.1
Total (Bcfe)............................................    1,151.2    1,045.1      817.1      719.6      511.8

YEAR-END PRICES USED IN ESTIMATING FUTURE
NET REVENUES(1):
Natural gas (per Mcf)...................................  $    2.30  $    2.73  $    3.55  $    2.60  $    2.61
Oil (per Bbl)...........................................  $    9.46  $   16.77  $   24.66  $   17.80  $   16.08

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

    For further information on reserves, future net revenues and the standardized measure of discounted future net cash flows, see Note 15 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

COSTS INCURRED AND DRILLING RESULTS

    The following table sets forth certain information regarding the costs incurred by the Company in its acquisition, exploration and development activities during the periods indicated.

COSTS INCURRED

                                                                           AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
PROPERTY ACQUISITION COSTS:(1)
Proved...............................................  $    4,088  $  349,037  $   36,125  $  118,652  $   36,575
Unproved.............................................      11,815     109,648       6,934       1,717       4,953
                                                       ----------  ----------  ----------  ----------  ----------
                                                           15,903     458,685      43,059     120,369      41,528
Exploration costs....................................      74,123      21,514      10,610         391          --
Development costs....................................     136,462     122,402      80,553      64,498      67,764
                                                       ----------  ----------  ----------  ----------  ----------
Total................................................  $  226,488  $  602,601  $  134,222  $  185,258  $  109,292
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

------------------------

(1) Proved and unproved property acquisition costs for 1997 include $339.9 million and $98.0 million, respectively, of allocated American Acquisition purchase price.

    The Company drilled or participated in the drilling of wells as set out in the table below for the periods indicated.

WELLS DRILLED

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1998          1997          1996
                                          ------------  ------------  ------------
                                          GROSS   NET   GROSS   NET   GROSS   NET
                                          -----   ----  -----   ----  -----   ----
DEVELOPMENT WELLS:
Gas.....................................   237    153    223    166    179    130
Oil.....................................    60     37     52     20     92     19
Dry.....................................    27     20     20     14      9      5
                                          -----   ----  -----   ----  -----   ----
Total...................................   324    210    295    200    280    154
                                          -----   ----  -----   ----  -----   ----
                                          -----   ----  -----   ----  -----   ----
EXPLORATORY WELLS:
Gas.....................................    13      8     32     24     18      6
Oil.....................................     1      1      4      3     --     --
Dry.....................................    13      9     12      9      7      2
                                          -----   ----  -----   ----  -----   ----
Total...................................    27     18     48     36     25      8
                                          -----   ----  -----   ----  -----   ----
                                          -----   ----  -----   ----  -----   ----


                                              1995          1994
                                          ------------  ------------
                                          GROSS   NET   GROSS   NET
                                          -----   ----  -----   ----
DEVELOPMENT WELLS:
Gas.....................................   134    115    144    131
Oil.....................................   114     28     27      6
Dry.....................................    14      5      4      2
                                          -----   ----  -----   ----
Total...................................   262    148    175    139
                                          -----   ----  -----   ----
                                          -----   ----  -----   ----
EXPLORATORY WELLS:
Gas.....................................     3      1     --     --
Oil.....................................    --     --     --     --
Dry.....................................    --     --     --     --
                                          -----   ----  -----   ----
Total...................................     3      1     --     --
                                          -----   ----  -----   ----
                                          -----   ----  -----   ----

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

ACREAGE

                                                                          DEVELOPED             UNDEVELOPED
                                                                    ---------------------  ---------------------
                                                                      GROSS        NET       GROSS        NET
                                                                    ----------  ---------  ----------  ---------
CORE AREA:
Permian...........................................................     541,269    251,336     717,855    319,675
Mid-Continent.....................................................     641,737    274,344     284,330     84,412
Gulf Coast........................................................     270,431     73,646     673,748    260,199
Other.............................................................     268,956     46,013     215,664     75,058
                                                                    ----------  ---------  ----------  ---------
Total.............................................................   1,722,393    645,339   1,891,597    739,344
                                                                    ----------  ---------  ----------  ---------
                                                                    ----------  ---------  ----------  ---------

PRODUCTIVE WELL SUMMARY

    The following table sets forth the Company's ownership in productive wells at December 31, 1998. Gross oil and gas wells include 176 wells with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

PRODUCTIVE WELLS

                                                                              PRODUCTIVE WELLS
                                                                            --------------------
                                                                              GROSS       NET
                                                                            ---------  ---------
Gas.......................................................................      5,537      2,801
Oil.......................................................................      3,665        611
                                                                            ---------  ---------
Total.....................................................................      9,202      3,412
                                                                            ---------  ---------
                                                                            ---------  ---------

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "LD." As of March 12, 1999, the Company estimates there were approximately 10,500 beneficial owners of its Common Stock. The high and low sales prices for the Company's Common Stock during each quarter in the years ended December 31, 1998 and 1997, were as follows:

COMMON STOCK MARKET PRICES

                                                                                  1998                  1997
                                                                          --------------------  --------------------
                                                                            HIGH        LOW       HIGH        LOW
                                                                          ---------  ---------  ---------  ---------
QUARTER:
First...................................................................  $   20.13  $   16.50  $   19.50  $   14.50
Second..................................................................      20.63      15.50      18.38      13.38
Third...................................................................      19.00      10.50      22.50      15.38
Fourth..................................................................      16.44      12.00      24.88      17.63

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

SELECTED FINANCIAL DATA

                                                                      YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                     1998(2)       1997(3)        1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Oil and gas sales................................  $    271,575  $    222,016  $  185,558  $  163,366  $  138,584
Change in derivative fair value..................        17,346            --          --          --          --
Other income (loss)..............................         4,462        10,901       3,947        (418)      1,953
                                                   ------------  ------------  ----------  ----------  ----------
  Total revenues.................................       293,383       232,917     189,505     162,948     140,537
                                                   ------------  ------------  ----------  ----------  ----------
Operating costs..................................        66,295        49,169      44,615      35,352      33,713
General and administrative.......................        25,971        18,855      16,325      16,631      15,309
Exploration costs................................        34,543         8,956       4,965          --          --
Depreciation, depletion and amortization.........       131,408        79,325      65,278      57,796      53,321
Impairment.......................................        52,522        75,198          --      15,694       5,300
Interest.........................................        40,849        28,737      26,822      21,736      16,856
                                                   ------------  ------------  ----------  ----------  ----------
  Total expenses.................................       351,588       260,240     158,005     147,209     124,499
                                                   ------------  ------------  ----------  ----------  ----------
Income (loss) before income taxes and cumulative
  effect of accounting change....................       (58,205)      (27,323)     31,500      15,739      16,038
Income taxes.....................................       (13,924)      (11,261)     10,398       4,722       5,292
                                                   ------------  ------------  ----------  ----------  ----------
Net income (loss) before cumulative effect of
  accounting change..............................       (44,281)      (16,062)     21,102      11,017      10,746
Cumulative effect of accounting change, net of
  tax of $591....................................           964            --          --          --          --
                                                   ------------  ------------  ----------  ----------  ----------
Net income (loss)................................  $    (43,317) $    (16,062) $   21,102  $   11,017  $   10,746
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
Net income (loss) before cumulative effect of
  accounting change per share....................  $      (1.10) $       (.53) $      .76  $      .40  $      .39
Cumulative effect of accounting change per
  share..........................................           .02            --          --          --          --
                                                   ------------  ------------  ----------  ----------  ----------
Net income (loss) per share--basic and diluted...  $      (1.08) $       (.53) $      .76  $      .40  $      .39
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
Weighted average diluted common shares...........        40,107        30,233      27,810      27,804      27,800

                                                                      YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                     1998(2)       1997(3)        1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by operating activities........  $    147,438  $    129,846  $  101,761  $   89,515  $   80,894
Net cash used in investing activities............       215,274       216,603     150,857     171,540     102,969
Net cash provided by financing activities........        64,837        84,546      55,261      80,629      13,701
EBITDAX(1).......................................       183,771       164,893     128,565     111,572      94,040

                                                                         AS OF DECEMBER 31,
                                                   --------------------------------------------------------------
                                                     1998(2)       1997(3)        1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Oil and gas properties, net......................  $  1,064,206  $  1,077,091  $  652,257  $  584,900  $  483,214
Total assets.....................................     1,283,808     1,210,954     733,613     634,937     528,261
Long-term debt, including current portion........       596,844       563,344     343,907     314,760     215,010
Stockholders' equity.............................       519,461       469,204     263,693     242,581     224,564

------------------------

(1) See "Item 1--Business--Certain Definitions."

(2) Restated. See Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

(3) In October 1997, the Company closed the American Acquisition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Fiscal Year 1998 Compared to Fiscal Year 1997" and "-- Fiscal Year 1997 Compared to Fiscal Year 1996."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    GENERAL. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. Over the five-year period ended December 31, 1998, this strategy has resulted in a 114% increase in proved reserves to
1.3 Tcfe, a 182% increase in oil and gas production to 122 Bcfe, and 180% growth in cash flows from operating activities to $147.4 million. Earnings for the year ended December 31, 1998 were adversely affected by a significant downturn in oil and gas prices, resulting in a net loss of $43.3 million.

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

    As of December 31, 1998, the Company's portfolio of Fixed-Price Contracts are economic hedges of 244 Bcfe of future production at escalating fixed prices, representing 18% of its estimated proved reserves. These fixed prices are presently significantly higher than the forward market prices for natural gas and oil. Over the past few years, competition in Fixed-Price Contracts has increased, opportunities for attractive Fixed-Price Contracts have diminished and year-to-year price escalations in the forward market are considerably lower. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to Management's belief that longer-term demand and supply fundamentals for natural gas imply the potential for prices in excess of those currently available in the long-term forward market. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending upon market conditions, capital investment considerations and other factors. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts" and Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

    SELECTED OPERATING DATA. The following table provides certain data relating to the Company's operations.

SELECTED OPERATING DATA

                                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
OIL AND GAS SALES (M$):
Oil sales:
  Wellhead...........................................  $   42,604  $   40,680  $   39,372  $   28,973  $   29,207
  Effect of Fixed-Price Contracts settlements(1).....       2,159         803      (3,198)      1,077       5,064
                                                       ----------  ----------  ----------  ----------  ----------
  Total..............................................  $   44,763  $   41,483  $   36,174  $   30,050  $   34,271
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Natural gas sales:
  Wellhead...........................................  $  205,822  $  185,623  $  148,244  $  110,073  $   95,353
  Effect of Fixed-Price Contracts settlements(1).....      20,990      (5,090)      1,140      23,243       8,960
                                                       ----------  ----------  ----------  ----------  ----------
  Total..............................................  $  226,812  $  180,533  $  149,384  $  133,316  $  104,313
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
PRODUCTION:
Oil production (MBbls)...............................       3,430       2,088       1,849       1,695       1,873
Natural gas production (MMcf)........................     101,066      71,731      63,910      51,264      43,082
Equivalent production (MMcfe)........................     121,647      84,262      75,004      61,434      54,321
Oil production hedged by Fixed-Price Contracts
  (MBbls)............................................         539         686       1,241       1,464       1,698
Gas production hedged by Fixed-Price Contracts
  (BBtu).............................................      50,823      43,185      32,508      31,579      32,308

                                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price.....................................  $    12.42  $    19.48  $    21.29  $    17.09  $    15.59
  Effect of Fixed-Price Contracts settlements(1).....         .63         .38       (1.73)        .64        2.71
                                                       ----------  ----------  ----------  ----------  ----------
  Total..............................................  $    13.05  $    19.86  $    19.56  $    17.73  $    18.30
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Average fixed price provided by Fixed-Price
    Contracts........................................  $    17.37  $    21.81  $    19.53  $    19.12  $    20.15
  Net effective cash realization(2)..................          90%         96%         96%         93%         92%
Natural gas price (per Mcf):
  Wellhead price.....................................  $     2.03  $     2.59  $     2.32  $     2.15  $     2.21
  Effect of Fixed-Price Contracts settlements(1).....         .21        (.07)        .02         .45         .21
                                                       ----------  ----------  ----------  ----------  ----------
  Total..............................................  $     2.24  $     2.52  $     2.34  $     2.60  $     2.42
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Average fixed price provided by Fixed-Price
    Contracts........................................  $     2.60  $     2.51  $     2.43  $     2.40  $     2.31
  Net effective cash realization(2)..................          94%         99%         97%         97%         89%
  Natural gas equivalent price (per Mcfe)............  $     2.23  $     2.63  $     2.47  $     2.66  $     2.55

EXPENSES AND COSTS INCURRED (PER MCFE):
Lease operating expenses.............................  $      .44  $      .45  $      .47  $      .47  $      .51
Production taxes.....................................         .11         .14         .12         .11         .11
General and administrative...........................         .21         .22         .22         .27         .28
Depreciation, depletion and amortization--oil and gas
  properties(3)......................................        1.04         .88         .82         .88         .92
Finding Cost(4)......................................         .85        1.81         .71         .70         .92

------------------------

(1) "Effect of Fixed-Price Contracts settlements" represents the hedging results from the Company's Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk-- Fixed-Price Contracts." These amounts do not include any change in derivative fair value reported in results of operations for 1998.

(2) Represents the net effective cash price realized for the Company's hedged production as a percentage of the fixed prices in the Company's Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts--Market Risk."

(3) Does not include impairments. See "--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997" and "--Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996."

(4) See "Item 1--Business--Certain Definitions." Amounts for 1997 include the allocated purchase price of the American Acquisition.

    The following table presents certain information regarding the Company's proved oil and gas reserves.

OIL AND GAS RESERVES

                                                                         AS OF DECEMBER 31,
                                                     -----------------------------------------------------------
                                                         1998          1997        1996       1995       1994
                                                     ------------  ------------  ---------  ---------  ---------
                                                                        (DOLLARS IN MILLIONS)
ESTIMATED NET PROVED RESERVES:
Natural gas (MMcf).................................     1,193,666     1,028,752    849,199    753,919    574,025
Oil (MBbls)........................................        24,416        29,109     23,497     20,360     19,317
Total (MMcfe)......................................     1,340,161     1,203,405    990,179    876,076    689,924
Reserve Replacement Ratio(1).......................           219%          396%       254%       430%       219%
Reserve Life (in years)(1)(2)......................          11.0          10.7       13.2       14.3       12.7
Estimated Future Net Revenues including Fixed-Price
  Contracts(1)(3)..................................  $    1,955.6  $    2,169.9  $ 2,417.4  $ 1,531.5  $ 1,219.8
Estimated Future Net Revenues excluding Fixed-Price
  Contracts(1)(3)..................................  $    1,676.8  $    1,926.0  $ 2,643.8  $ 1,092.4  $   683.4
Present Value including Fixed-Price
  Contracts(1)(3)..................................  $      978.9  $    1,136.0  $ 1,117.7  $   737.5  $   616.0
Present Value excluding Fixed-Price
  Contracts(1)(3)..................................  $      811.1  $    1,002.6  $ 1,303.7  $   524.4  $   358.8

------------------------

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

RESULTS OF OPERATIONS--FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    NET INCOME (LOSS) AND CASH FLOWS FROM OPERATING ACTIVITIES. The Company reported a net loss of $43.3 million, or $1.08 per share, on total revenue of $293.4 million for 1998. This compares to a net loss of $16.1 million, or $.53 per share, on total revenue of $232.9 million for 1997. The significant downturn in oil and gas prices during 1998 was the principal contributor to the decline in earnings between the two periods. Cash flows from operating activities (before working capital changes) for the year ended December 31, 1998 grew 14% to $144.9 million compared to $127.1 million for 1997. Cash flows provided by operating activities after consideration for the change in working capital was $147.4 million, which compares to $129.8 million for 1997. Significant production growth was the principal driver behind the increase in operating cash flows for 1998, more than offsetting the effects of lower oil and gas prices. Earnings for both years were adversely affected by non-cash impairment charges. For 1998, the Company recognized impairment charges totaling $52.5 million ($34.1 million after tax or $.85 per share), resulting primarily from significantly lower oil and gas prices. In 1997, a $75.2 million ($47.1 million after tax, or $1.56 per share) impairment charge was recorded in connection with the acquisition of American Exploration Company. See "--Change in Derivative Fair Value."

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

    OIL AND GAS PRICES. On a natural gas equivalent basis, the Company realized an average price of $2.23 per Mcfe for 1998, a 15% decrease compared to the $2.63 per Mcfe received in 1997. The Company's

1998 gas production yielded an average price of $2.24 per Mcf, an 11% decrease compared to 1997's average price of $2.52 per Mcf. The Company's average gas price for 1998 was enhanced $.21 per Mcf as a result of the Company's hedging activities. The average gas price for 1997 decreased $.07 per Mcf as a result of Fixed-Price Contracts in effect for that period. The average oil price received during 1998 decreased 34% to $13.05 per Bbl compared to $19.86 per Bbl for 1997. Fixed-Price Contract settlements increased the average oil price in 1998 by $.63 per Bbl and increased the average oil price in 1997 by $.38 per Bbl.

    The combination of higher gas production and lower average price for 1998 increased gas sales by 26% to $226.8 million compared to $180.5 million reported for 1997. The combined effect of lower oil prices and higher oil production was an 8% increase in oil sales to $44.8 million compared to $41.5 million for the prior-year period. The aggregate impact of Fixed-Price Contract settlements during each period was an increase in oil and gas revenues of $23.1 million in 1998 and a decrease in oil and gas revenues of $4.3 million 1997. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

    CHANGE IN DERIVATIVE FAIR VALUE. Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with a review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was found to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company is precluded from being able to utilize the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in the fair value of all of the Company's derivatives during the fourth quarter were required to be reported in results of operations, rather than in other comprehensive income. The accompanying fincancial statements as of December 31, 1998, and for the year then ended, have been restated to reflect this change in accounting. The effect of the restatement was to increase reported results of operations by $15.0 million ($9.3 million after tax, or $.23 per share) for the year ended December 31, 1998.

    OTHER INCOME (LOSS). The Company realized other income for 1998 of $4.5 million compared to $10.9 million for 1997. The 1997 amount includes a net gain of $8.5 million realized upon the sale of a non-core waterflood property.

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

    IMPAIRMENT. The Company recorded total impairment charges of $52.5 million during 1998. As a result of a significant decline in oil and gas prices in the fourth quarter of 1998, the Company performed a review for possible impairment in which $42.7 million of impairments were recognized. Of this total, $38.7 million related to certain oil properties which were adversely affected by the decline in crude oil prices. For purposes of determining whether its oil and gas properties have been impaired, the Company utilizes forward market price quotations as of the date of determination in estimating the future cash flows from its oil and gas properties. This forward market price information is consistent with that generally used by the Company in making drilling and acquisition plans and decisions. In the impairment calculation, these market prices for future periods are used to price the estimated production from proved reserves for the corresponding periods in arriving at future cash flows. The weighted average forward market crude oil price as of December 31, 1998 used in the impairment calculation was approximately $18 per Bbl, which equates to an average field price of approximately $16 per Bbl. The impairment calculation was based on proved reserves, as probable and possible reserves attributable to the properties impaired were insignificant. No changes in production from the profile included in its year-end reserve report were assumed. The majority of the recorded impairment was recognized for properties in the Company's Permian and Gulf Coast Regions, which were impacted by crude oil price declines due in part to their relatively short production lives and higher annual production declines. Certain other of the Company's oil properties in these regions either have a high carrying value in relation to their estimated future net revenues or relatively high operating costs which could result in future impairments in the event of further price declines or changes in the estimated quantities of proved reserves.

    In 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was associated with the allocation of the American Acquisition purchase price to the oil and gas properties acquired. The purchase price, as determined under purchase accounting rules, exceeded the estimated fair value of the tangible assets of American. Factors which contributed to the Company's decision to acquire American, in addition to the value of its oil and gas properties, include (1) an accelerated diversification into exploration activity, (2) the expected improvement in certain financial measures on a per share basis, (3) the expected improvement in stock liquidity and (4) the expected improvements in total market capitalization, among other reasons. See
Note 1 and Note 4 of the Notes to the Consolidated Financial Statements appearing elsewhere herein.

    INTEREST EXPENSE. Interest expense for 1998 was $40.8 million compared to $28.7 million for 1997. This increase is primarily attributable to higher average long-term debt balances outstanding during 1998 as the result of the American Acquisition. The net impact of interest rate swap settlements for the years ended December 31, 1998 and 1997 was to increase interest expense by $.3 million and $.2 million, respectively. See "--Capital Resources and Liquidity."

    INCOME TAXES. For 1998, the Company recorded a tax benefit of $13.9 million on a pretax loss of $58.2 million, an effective rate of 24%. This compares to a tax benefit of $11.3 million, or 41%, on pretax loss of $27.3 million for 1997. The effective rates for both 1998 and 1997 varied from the statutory rate due to the availability of Section 29 credits. In addition, the effective tax rate for 1998 includes the effect of an adjustment to the net operating loss carryforward valuation allowance and permanent differences related to the tax basis of certain acquired oil and gas properties.

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

    IMPAIRMENT. In the fourth quarter of 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was recognized in connection with the allocation of the American Acquisition purchase price to the oil and gas properties acquired. The purchase price, as determined under purchase accounting rules, exceeded the estimated fair value of the tangible assets of American. Factors which contributed to the Company's decision to acquire American, in addition to the value of its oil and gas properties, include (1) an accelerated diversification into exploration activity, (2) the expected improvement in certain financial measures on a per share basis, (3) the expected improvement in stock liquidity and (4) the expected improvement in total market capitalization, among other reasons. See Note 1 and Note 4 of the Notes to the Consolidated Financial Statements appearing elsewhere herein. No impairment was recognized for the year ended December 31, 1996.

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

    INCOME TAXES. For 1997, the Company recorded a tax benefit of $11.3 million on a pretax loss of $27.3 million, an effective rate of 41%. This compares to a tax provision of $10.4 million, or 33%, on pretax income of $31.5 million for 1996. The effective rates for both 1997 and 1996 varied from the statutory rate due to the availability of Section 29 credits.

CAPITAL RESOURCES AND LIQUIDITY

    CASH FLOWS. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the three years ended December 31, 1998, 1997 and 1996, the Company's cash flows from investing activities included investments of $226.9 million, $235.8 million and $134.2 million, respectively, in oil and gas property acquisition, exploration and development activities and currently anticipates spending approximately $170 million in exploration and development activities in 1999. Such investments comprised substantially all of the total cash flow invested by the Company during the three-year period. The expenditure amounts for 1997 do not include non-cash acquisition costs aggregating an additional $366.8 million which were funded primarily through the issuance of Common Stock, Preferred Stock, warrants and options, and the assumption of debt. Variations in capital expenditure levels over the three-year period are primarily tied to the amount of proved property acquisitions made in each year. See "--Commitments and Capital Expenditures." Certain of these investments include expenditures which under successful efforts accounting are expensed as incurred or if unsuccessful in discovering new reserves. Investing activities for the years ended December 31, 1998, 1997 and 1996, include $30.5 million, $6.7 million and $4.4 million, respectively, of costs which have been expensed as exploration costs in the statement of operations for the corresponding periods. For the three-year period, cash flows from operating activities were $147.4 million, $129.8 million and $101.8 million, representing 65%, 55% and 76%, respectively, of the oil and gas property investments made for cash in each year. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reductions of cash flows from operating activities, which in turn could impact the amount of capital investment. A portion of this price risk and cash flow volatility has been hedged by Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." The growth achieved in cash flows from operating activities over this period is discussed under "--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997" and "--Results of Operations--Fiscal Year 1997 Compared to Fiscal Year 1996."

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

    The Company's EBITDAX increased to $183.8 million in 1998 from $164.9 million in 1997 and $128.6 million in 1996. EBITDAX is defined herein as income
(loss) before interest, income taxes, DD&A, impairment, exploration costs and change in derivative fair value. Increases in EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented herein may not be comparable to other similarly titled measures of other companies.

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

    At December 31, 1998, the Company had working capital of $24.6 million and a current ratio of 1.4 to 1. Total long-term debt outstanding at December 31, 1998 was $596.8 million. The Company's long-term debt as a percentage of its total capitalization was 53%. The amount of required principal payments for the next five years and thereafter as of December 31, 1998 are as follows: 1999--$0; 2000--$0; 2001--$0; 2002--$297.2 million; 2003--$0; thereafter--$300 million.
The Company believes that the borrowing capacity under its existing credit facilities, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program budgeted for 1999 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "--Commitments and Capital Expenditures" and "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts-- Margin."

    See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Sensitivity" for a discussion of the interest rate swaps hedging the interest rate exposure associated with borrowings under the Credit Facility. Also see Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

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

    The fair value of the Company's Fixed-Price Contracts will fluctuate due to changes in market prices for oil and gas changes in basis. All such changes in fair value will be reflected in results of operations for the period from January 1, 1999 through January 13, 1999. Thereafter, the fair value changes for those contracts which qualify as hedges under SFAS 133 will be reflected in other comprehensive income. See "--Results of Operations--Fiscal 1998 Compared to Fiscal 1997--Change in Derivative Fair Value."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

    The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and gas and changes in market interest rates. To mitigate a portion of its exposure to adverse market changes, the Company has entered into Fixed-Price Contracts and interest rate swaps. All of the Company's Fixed-Price Contracts and interest rate swaps have been entered into as hedges of oil and gas price risk or interest rate risk and not for trading purposes. Information regarding the Company's market exposures, Fixed-Price Contracts, interest rate swaps and certain other financial instruments is provided below. All information is presented in U.S. Dollars. See Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

FIXED-PRICE CONTRACTS

    DESCRIPTION OF CONTRACTS. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. As of December 31, 1998, Fixed-Price Contracts are in place as economic hedges of 244 Bcf of the Company's estimated future gas production.

    For energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. Under energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price. In both types of energy swaps, the fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. The Company's natural gas collars contain a fixed floor price (put) and ceiling price (call). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price, then no payments are due from either party. Under the Company's basis swaps, the Company receives the floating market price for NYMEX futures and pays the floating market price plus a fixed differential for a specified regional spot market index.

    The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues attributable to the Company's Fixed-Price Contracts as of December 31, 1998. The Company expects the prices to be realized for its hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of

December 31, 1998, as adjusted for basis. Future net revenues change with changes in market prices and basis. See "--Market Risk."

                                                                  YEARS ENDING DECEMBER 31,                 BALANCE
                                                    -----------------------------------------------------   THROUGH
                                                      1999       2000       2001       2002       2003       2017       TOTAL
                                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PRICE DATA)
NATURAL GAS SWAPS:
SALES CONTRACTS
Contract volumes (BBtu)...........................     15,825      9,830      7,475      6,405      5,650     17,783     62,968
Weighted-average fixed price per MMBtu(1).........  $    2.44  $    2.46  $    2.47  $    2.67  $    2.92  $    3.29  $    2.75
Future fixed-price sales..........................  $  38,629  $  24,164  $  18,446  $  17,098  $  16,492  $  58,429  $ 173,258
Future net revenues(2)............................  $   7,251  $   2,441  $   1,792  $   2,648  $   3,534  $  15,576  $  33,242
PURCHASE CONTRACTS
Contract volumes (BBtu)...........................    (10,950)        --         --         --         --         --    (10,950)
Weighted-average fixed price per MMBtu(1).........  $    2.18  $      --  $      --  $      --  $      --  $      --  $    2.18
Future fixed-price purchases......................  $ (23,880) $      --  $      --  $      --  $      --  $      --  $ (23,880)
Future net revenues(2)............................  $     939  $      --  $      --  $      --  $      --  $      --  $     939
NATURAL GAS PHYSICAL DELIVERY CONTRACTS:
Contract volumes (BBtu)...........................     24,144     22,678     23,240     23,115     20,245     71,483    184,905
Weighted-average fixed price per MMBtu(1).........  $    2.76  $    2.94  $    3.06  $    3.21  $    3.47  $    4.32  $    3.56
Future fixed-price sales..........................  $  66,682  $  66,675  $  71,109  $  74,150  $  70,292  $ 308,529  $ 657,437
Future net revenues(2)............................  $  13,574  $  14,495  $  17,246  $  19,770  $  21,076  $ 102,688  $ 188,849
NATURAL GAS COLLARS:
Contract volumes (BBtu):
Floor.............................................      7,300         --         --         --         --         --      7,300
Ceiling...........................................     14,600         --         --         --         --         --     14,600
Weighted-average fixed-price per MMBtu(1):
Floor.............................................  $    2.41  $      --  $      --  $      --  $      --  $      --  $    2.41
Ceiling...........................................  $    2.78  $      --  $      --  $      --  $      --  $      --  $    2.78
Future fixed-price sales..........................  $  17,599  $      --  $      --  $      --  $      --  $      --  $  17,599
Future net revenues(2)............................  $   3,367  $      --  $      --  $      --  $      --  $      --  $   3,367
TOTAL NATURAL GAS CONTRACTS(3):
Contract volumes (BBtu)...........................     36,319     32,508     30,715     29,520     25,895     89,266    244,223
Weighted-average fixed price per MMBtu(1).........  $    2.73  $    2.79  $    2.92  $    3.09  $    3.35  $    4.11  $    3.38
Future fixed-price sales..........................  $  99,030  $  90,839  $  89,555  $  91,248  $  86,784  $ 366,958  $ 824,414
Future net revenues(2)............................  $  25,131  $  16,936  $  19,038  $  22,418  $  24,610  $ 118,264  $ 226,397

------------------------
(1) The Company expects the prices to be realized for its hedged production to vary from the prices shown due to basis. See "--Market Risk."

(2) Future net revenues as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk. See Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

(3) Does not include basis swaps with notional volumes by year, as follows:
    1999--19.0 TBtu; 2000-- 21.3 TBtu; 2001--9.4 TBtu; and 2002--5.5 TBtu.

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

    The estimated fair value of the Company's Fixed-Price Contracts and the associated carrying value as of December 31, 1998 are provided below.

                                                                                            ESTIMATED    CARRYING
                                                                                            FAIR VALUE    VALUE
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Derivative assets:
  Fixed-price natural gas swaps:
    Sales contracts.......................................................................  $   26,125  $   26,125
    Purchase contracts....................................................................         905         905
  Fixed-price natural gas collars.........................................................       3,367       3,367
  Fixed-price natural gas delivery contracts..............................................      99,342      99,342
  Natural gas basis swaps.................................................................          74          74
Derivative liabilities:
  Fixed-price natural gas swaps--sales contracts..........................................        (551)       (551)
  Fixed-price natural gas delivery contracts..............................................      (2,920)     (2,920)
  Natural gas basis swaps.................................................................      (3,734)     (3,734)
                                                                                            ----------  ----------
                                                                                            $  122,608  $  122,608
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    ACCOUNTING. In October 1998, the Company adopted SFAS 133 which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is to be measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Effective January 13, 1999, substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. For the period from October 1, 1998 to January 13, 1999, the change in fair value of all derivative contracts was recognized in results of operations. See Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997-- Change in Derivative Fair Value."

    All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program. For Fixed-Price Contracts qualifying as hedges pursuant to SFAS 133, the differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. For those contracts not qualifying as hedges, the associated fair value, as well as future changes in market value, are recognized in earnings. The fair value of all of its Fixed-Price Contracts are recorded as assets or liabilities in the Company's balance sheet.

    If a Fixed-Price Contract which qualified for hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination remains in accumulated other comprehensive income to be amortized into oil and gas sales over the original term of the contract. At December 31, 1998, the Company had pretax unamortized deferred gains of $61.3 million related to terminated contracts which were recorded net of deferred tax effects in accumulated other comprehensive income. Prior to the adoption of SFAS 133, the Company recorded gains and losses from contract terminations as deferred liabilities and assets, respectively. At December 31, 1997, the balance of deferred gains from price-risk management activities was $23.5 million. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract.

    For the years ended December 31, 1998, 1997 and 1996, oil and gas sales included $23.1 million of net gains, $4.3 million of net losses and $2.1 million of net losses, respectively, associated with realized gains and losses under its Fixed-Price Contracts.

    CREDIT RISK. Fixed-Price Contract terms generally provide for monthly settlements and energy swaps provide for a net settlement due to or from the respective party, as discussed previously. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by any counterparty.

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

    For each interest rate swap qualifying as a hedge following the adoption of SFAS 133, the periodic swap settlement (the differential between the fixed rate and the floating rate multiplied by the notional amount) is recognized in interest expense, while the remainder of the swap's change in fair value is recorded in accumulated other comprehensive income. See Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere herein. Prior to the adoption of SFAS 133, only the periodic swap settlement is recorded, included in interest expense in the period for which the interest rate exposure was hedged. For the years ended December 31, 1998, 1997 and 1996, interest rate swap settlements increased interest expense by $.3 million, $.2 million and $.9 million, respectively. Following the adoption of SFAS 133, if an interest rate swap qualifying as a hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income, to be recognized as an adjustment to interest expense over the original contract term.

    As of October 1, 1998, the Company had one interest rate swap with a notional amount of $25 million, which under SFAS 133 guidelines, was a fair value hedge for a portion of the Subordinated Notes. As a result, cumulative effect of an accounting change in the statement of operations for the year ended December 31, 1998 included a gain of $2.7 million associated with the fair value of this interest rate swap and a loss of $1.6 million attributable to the change in fair value of the Subordinated Notes. This interest rate swap was terminated in the fourth quarter of 1998.

    The following table provides information about the Company's interest rate swaps and certain other financial instruments as of December 31, 1998.

                                                   YEARS ENDING DECEMBER 31,                   BALANCE
                                   ---------------------------------------------------------   THROUGH
                                      1999        2000        2001        2002       2003        2017       TOTAL
                                   ----------  ----------  ----------  ----------  ---------  ----------  ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PRICE DATA)
EXPECTED MATURITIES OF LONG-TERM
  DEBT:
Bank debt........................  $       --  $       --  $       --  $  297,200  $      --  $       --  $  297,200
  Average interest rate(1).......         5.4%        5.4%        5.5%        5.5%        --          --         5.4%
Senior Notes.....................  $       --  $       --  $       --  $       --  $      --  $  200,000  $  200,000
  Fixed interest rate............         6.9%        6.9%        6.9%        6.9%       6.9%        6.9%        6.9%
Subordinated Notes...............  $       --  $       --  $       --  $       --  $      --  $  100,000  $  100,000
  Fixed interest rate............         9.3%        9.3%        9.3%        9.3%       9.3%        9.3%        9.3%

INTEREST RATE SWAPS:
Average notional amount by
  year...........................  $  158,000  $  125,000  $  125,000  $   94,000  $      --  $       --  $  502,000
  Average pay rate--fixed........         5.3%        5.0%        5.0%        5.0%        --          --         5.1%
  Average receive rate--
    variable(2)..................         5.1%        5.1%        5.2%        5.2%        --          --         5.1%

------------------------

(1) Based on market quotations for interest rates as of December 31, 1998 plus the appropriate credit spread for the respective debt instrument. Does not include commitment fees. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."

(2) Based on market quotations for interest rates as of December 31, 1998.

    The estimated fair value of the Company's interest rate swaps and certain other financial instruments and the associated carrying value as of December 31, 1998 are provided below.

                                                                                           ESTIMATED    CARRYING
                                                                                          FAIR VALUE      VALUE
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
AS OF DECEMBER 31, 1998:
Bank debt...............................................................................  $  (297,200) $  (297,200)
Senior Notes............................................................................     (187,704)    (198,912)
Subordinated Notes......................................................................     (102,897)    (100,732)
Interest rate swaps.....................................................................          389          389
                                                                                          -----------  -----------
Total...................................................................................  $  (587,412) $  (596,455)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The Company's bank debt bears interest at rates which move with market interest rates. Accordingly, the fair value of such debt at December 31, 1998 was estimated to approximate the carrying amount. The fair values of the 6 7/8% Senior Notes due 2007 and the 9 1/4% Senior Subordinated Notes due 2004 were determined based on market quotations for such securities. The fair value of the Company's interest rate swaps was based on market interest rates as of such date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and supplementary data of the Company are set forth on pages F-1 through F-34 inclusive, found at the end of this report.

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

    3. Exhibits: The following documents are filed as exhibits to this report, all of which have been previously filed or incorporated by reference except as otherwise indicated below.

 EXHIBIT
   NO.                                              DESCRIPTION OF EXHIBIT
---------  ---------------------------------------------------------------------------------------------------------
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
           33-76828).

 EXHIBIT
   NO.                                              DESCRIPTION OF EXHIBIT
---------  ---------------------------------------------------------------------------------------------------------
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

 EXHIBIT
   NO.                                              DESCRIPTION OF EXHIBIT
---------  ---------------------------------------------------------------------------------------------------------
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

   **23.1  Consent of Independent Auditors.

     24.1  Powers of Attorney.

   **27.1  Financial Data Schedule.

------------------------

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**  Filed herewith.

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

                                LOUIS DREYFUS NATURAL GAS CORP.

Date: October 7, 1999           By:            /s/ JEFFREY A. BONNEY
                                     -----------------------------------------
                                                 Jeffrey A. Bonney
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
       MARK E. MONROE*            Officer and Director
------------------------------    (principal executive        October 7, 1999
        Mark E. Monroe            officer)

      RICHARD E. BROSS*
------------------------------  Executive Vice President      October 7, 1999
      Richard E. Bross*           and Director

                                Executive Vice President
    /s/ JEFFREY A. BONNEY         and Chief Financial
------------------------------    Officer                     October 7, 1999
      Jeffrey A. Bonney           (principal financial and
                                  accounting officer)

     SIMON B. RICH, JR.*
------------------------------  Chairman of the Board of      October 7, 1999
     Simon B. Rich, Jr.*          Directors

        MARK ANDREWS*
------------------------------  Vice Chairman of the Board    October 7, 1999
        Mark Andrews*             of Directors

    GERARD LOUIS-DREYFUS*
------------------------------  Director                      October 7, 1999
    Gerard Louis-Dreyfus*

     E. WILLIAM BARNETT*
------------------------------  Director                      October 7, 1999
     E. William Barnett*

     DANIEL R. FINN, JR.*
------------------------------  Director                      October 7, 1999
     Daniel R. Finn, Jr.*

       PETER G. GERRY*
------------------------------  Director                      October 7, 1999
       Peter G. Gerry*

        JOHN H. MOORE*
------------------------------  Director                      October 7, 1999
        John H. Moore*

        JAMES R. PAUL*
------------------------------  Director                      October 7, 1999
        James R. Paul*

*By:                /s/ JEFFREY A. BONNEY
           --------------------------------------
                      Jeffrey A. Bonney
                      ATTORNEY-IN-FACT

                        LOUIS DREYFUS NATURAL GAS CORP.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               PAGE
                                                                                                             ---------
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors.............................................................................        F-2
Consolidated Balance Sheets:
  December 31, 1998 and 1997...............................................................................        F-3
Consolidated Statements of Operations:
  Years ended December 31, 1998, 1997 and 1996.............................................................        F-4
Consolidated Statements of Stockholders' Equity:
  Years ended December 31, 1998, 1997 and 1996.............................................................        F-5
Consolidated Statements of Cash Flows:
  Years ended December 31, 1998, 1997 and 1996.............................................................        F-6
Notes to Consolidated Financial Statements.................................................................        F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
Schedule II--Consolidated Valuation and Qualifying Accounts................................................       F-35

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

As described in Note 2, the consolidated financial statements as of and for the year ended December 31, 1998 have been restated.

                                          ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 4, 1999
except for Note 2, as to which the date is October 4, 1999

                        LOUIS DREYFUS NATURAL GAS CORP.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                         -------------------------
                                                                                            1998          1997
                                                                                         -----------  ------------
                                                                                         (RESTATED)
CURRENT ASSETS
Cash and cash equivalents..............................................................  $     2,539  $      5,538
Receivables:
  Oil and gas sales....................................................................       37,381        46,192
  Joint interest and other, net........................................................       11,725        14,311
  Costs reimbursable by insurance......................................................        7,200        22,406
Fixed-price contracts and other derivatives............................................       23,338            --
Deposits...............................................................................        1,490         4,467
Inventory and other....................................................................        3,082         9,883
                                                                                         -----------  ------------
Total current assets...................................................................       86,755       102,797
                                                                                         -----------  ------------
PROPERTY AND EQUIPMENT, at cost, based on successful efforts accounting................    1,519,296     1,404,784
Less accumulated depreciation, depletion and amortization..............................     (434,693)     (305,769)
                                                                                         -----------  ------------
                                                                                           1,084,603     1,099,015
                                                                                         -----------  ------------
OTHER ASSETS
Fixed price contracts and other derivatives............................................      107,302            --
Other, net.............................................................................        5,148         9,142
                                                                                         -----------  ------------
                                                                                             112,450         9,142
                                                                                         -----------  ------------
                                                                                         $ 1,283,808  $  1,210,954
                                                                                         -----------  ------------
                                                                                         -----------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.......................................................................  $    38,222  $     61,197
Accrued liabilities....................................................................       12,988        22,258
Revenues payable.......................................................................       10,940        16,111
                                                                                         -----------  ------------
  Total current liabilities............................................................       62,150        99,566
                                                                                         -----------  ------------
LONG-TERM DEBT.........................................................................      596,844       563,344
                                                                                         -----------  ------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue.......................................................................       15,551        17,387
Deferred gains from price-risk management activities...................................           --        23,453
Deferred income taxes..................................................................       65,116        21,896
Other..................................................................................       24,686        16,104
                                                                                         -----------  ------------
                                                                                             105,353        78,840
                                                                                         -----------  ------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 14)
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million shares authorized; no shares outstanding...           --            --
Common stock, par value $.01; 100 million shares authorized; issued and outstanding,
  40,109,758 and 40,088,258 shares, respectively.......................................          401           401
Additional paid-in capital.............................................................      419,075       418,751
Retained earnings......................................................................        6,735        50,052
Accumulated other comprehensive income.................................................       93,250            --
                                                                                         -----------  ------------
                                                                                             519,461       469,204
                                                                                         -----------  ------------
                                                                                         $ 1,283,808  $  1,210,954
                                                                                         -----------  ------------
                                                                                         -----------  ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOUIS DREYFUS NATURAL GAS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                               (RESTATED)
REVENUES
Oil and gas sales............................................................  $  271,575  $  222,016  $  185,558
Change in derivative fair value..............................................      17,346          --          --
Other income.................................................................       4,462      10,901       3,947
                                                                               ----------  ----------  ----------
                                                                                  293,383     232,917     189,505
                                                                               ----------  ----------  ----------
EXPENSES
Operating costs..............................................................      66,295      49,169      44,615
General and administrative...................................................      25,971      18,855      16,325
Exploration costs............................................................      34,543       8,956       4,965
Depreciation, depletion and amortization.....................................     131,408      79,325      65,278
Impairment...................................................................      52,522      75,198          --
Interest.....................................................................      40,849      28,737      26,822
                                                                               ----------  ----------  ----------
                                                                                  351,588     260,240     158,005
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and cumulative effect of accounting
  change.....................................................................     (58,205)    (27,323)     31,500
Income tax provision (benefit)...............................................     (13,924)    (11,261)     10,398
                                                                               ----------  ----------  ----------
Net income (loss) before cumulative effect of accounting change..............     (44,281)    (16,062)     21,102
Cumulative effect of accounting change, net of tax of $591...................         964          --          --
                                                                               ----------  ----------  ----------
NET INCOME (LOSS)............................................................  $  (43,317) $  (16,062) $   21,102
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
PER SHARE
Net income (loss) before cumulative effect of accounting change..............  $    (1.10) $     (.53) $      .76
Cumulative effect of accounting change.......................................         .02          --          --
                                                                               ----------  ----------  ----------
Net income (loss)--basic and diluted.........................................  $    (1.08) $     (.53) $      .76
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average diluted common shares.......................................      40,107      30,233      27,810
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOUIS DREYFUS NATURAL GAS CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                                               ADDITIONAL                  OTHER          TOTAL
                                      PREFERRED     COMMON      PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                        STOCK        STOCK      CAPITAL     EARNINGS       INCOME         EQUITY
                                      ----------  -----------  ----------  ----------  --------------  ------------
BALANCE AT DECEMBER 31, 1995........  $       --   $     278   $  197,291  $   45,012   $         --    $  242,581
Exercise of stock options...........          --          --           10          --             --            10
Net income..........................          --          --           --      21,102             --        21,102
                                      ----------       -----   ----------  ----------  --------------  ------------
BALANCE AT DECEMBER 31, 1996........          --         278      197,301      66,114             --       263,693
Preferred stock issued in American
  Acquisition.......................      21,080          --           --          --             --        21,080
Preferred stock converted...........     (20,655)         10       16,726          --             --        (3,919)
Preferred stock redeemed............        (425)         --           --          --             --          (425)
Common stock issued in American
  Acquisition.......................          --         113      193,964          --             --       194,077
Exercise of stock options...........          --          --          497          --             --           497
Warrants and options issued in
  American Acquisition..............          --          --       10,263          --             --        10,263
Net loss............................          --          --           --     (16,062)            --       (16,062)
                                      ----------       -----   ----------  ----------  --------------  ------------
BALANCE AT DECEMBER 31, 1997........          --         401      418,751      50,052             --       469,204
Exercise of stock options...........          --          --          324          --             --           324
                                                                                                       ------------
  Sub-total.........................          --          --           --          --             --       469,528
                                                                                                       ------------
Comprehensive income:
Net loss............................          --          --           --     (43,317)            --       (43,317)
Other comprehensive income, net of
  tax:
  Cumulative effect of accounting
    change..........................          --          --           --          --         97,681        97,681
  Reclassification adjustments--
    contract settlements............          --          --           --          --         (4,431)       (4,431)
                                                                                                       ------------
Total comprehensive income
  (restated)........................          --          --           --          --             --        49,933
                                      ----------       -----   ----------  ----------  --------------  ------------
BALANCE AT DECEMBER 31, 1998
  (RESTATED)........................  $       --   $     401   $  419,075  $    6,735   $     93,250    $  519,461
                                      ----------       -----   ----------  ----------  --------------  ------------
                                      ----------       -----   ----------  ----------  --------------  ------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOUIS DREYFUS NATURAL GAS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                         1998       1997       1996
                                                                      ----------  ---------  ---------
                                                                      (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...................................................  $  (43,317) $ (16,062) $  21,102
Items not affecting cash flows:
  Depreciation, depletion and amortization..........................     131,408     79,325     65,278
  Impairment........................................................      52,522     75,198         --
  Deferred income taxes.............................................     (14,524)   (12,296)     9,065
  Exploration costs.................................................      34,543      8,956      4,965
  Change in derivative fair value...................................     (17,346)        --         --
  Gain on sale of property..........................................        (166)    (8,745)       (68)
  Other.............................................................       1,799        698        639
Net change in operating assets and liabilities, exclusive of amounts acquired:
  Accounts receivable...............................................      27,529     (5,598)   (10,194)
  Deposits..........................................................       2,977      1,125     (1,692)
  Inventory and other...............................................       5,116     (3,184)       (52)
  Accounts payable..................................................     (23,179)    10,162     14,957
  Accrued liabilities...............................................      (6,646)        75       (661)
  Revenues payable..................................................      (3,278)       192      2,732
  Deferred revenue..................................................          --         --     (4,310)
                                                                      ----------  ---------  ---------
                                                                         147,438    129,846    101,761
                                                                      ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures............................    (222,400)  (154,396)   (98,097)
Acquisition of oil and gas properties...............................      (4,500)    (9,118)   (36,125)
Purchase of American Exploration Company............................          --    (72,323)        --
Additions to other property and equipment...........................      (2,615)    (2,650)   (17,660)
Proceeds from sale of property and equipment........................      14,413     27,887      1,101
Change in other assets..............................................        (172)    (6,003)       (76)
                                                                      ----------  ---------  ---------
                                                                        (215,274)  (216,603)  (150,857)
                                                                      ----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings.......................................     475,362    868,037    241,240
Repayments of bank borrowings.......................................    (443,662)  (928,537)  (212,240)
Proceeds from issuance of senior notes..............................          --    198,784         --
Repayments of subordinated notes....................................          --    (42,621)        --
Proceeds from contract termination..................................      40,136         --     25,000
Proceeds from stock options exercised...............................         324        497         10
Redemption of preferred stock.......................................          --     (4,344)        --
Change in deferred revenue..........................................      (1,836)    (1,662)    (2,268)
Change in gains from price-risk management activities...............      (2,321)    (2,773)     1,226
Change in other long-term liabilities...............................      (3,166)    (2,835)     2,293
                                                                      ----------  ---------  ---------
                                                                          64,837     84,546     55,261
                                                                      ----------  ---------  ---------
Change in cash and cash equivalents.................................      (2,999)    (2,211)     6,165
Cash and cash equivalents, beginning of year........................       5,538      7,749      1,584
                                                                      ----------  ---------  ---------
Cash and cash equivalents, end of year..............................  $    2,539  $   5,538  $   7,749
                                                                      ----------  ---------  ---------
                                                                      ----------  ---------  ---------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOUIS DREYFUS NATURAL GAS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

GENERAL. Louis Dreyfus Natural Gas Corp. ("LDNG" or the "Company") is one of the largest independent natural gas companies in the United States engaged in the acquisition, development, exploration, production and marketing of natural gas and crude oil. At December 31, 1998, approximately 52% of the Company's Common Stock was owned by various subsidiaries of Societe Anonyme Louis Dreyfus & Cie (collectively "S.A. Louis Dreyfus et Cie"). See Note 7--Transactions with Related Parties. The accounting policies of LDNG reflect industry practices and conform to generally accepted accounting principles. The more significant of such policies are briefly described below.

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

    CONCENTRATION OF CREDIT RISK. The Company sells oil and natural gas to various customers, participates with other parties in the drilling, completion and operation of oil and natural gas wells and enters into long-term energy swaps and physical delivery contracts. The majority of the Company's accounts receivable are due from purchasers of oil and natural gas and from fixed-price contract counterparties. Certain of these receivables are subject to collateral or margin requirements. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. See Note 14--Fixed-Price Contracts--Credit Risk. As of December 31, 1998 and 1997, the Company's joint interest and other receivables are shown net of allowance for doubtful accounts of $1.2 million and $1.1 million, respectively.

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

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Expenditures made in connection with the Company's drilling program are presented in the accompanying statement of cash flows as investing activities. As indicated above, certain of these amounts are expensed as incurred or if unsuccessful in discovering new reserves. Investing activities for the years ended December 31, 1998, 1997 and 1996, include $30.5 million, $6.7 million and $4.4 million, respectively, of costs which have been expensed as exploration costs in the statement of operations for the corresponding periods.

    The Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. In order to determine whether an impairment has occurred, the Company estimates the expected future net cash flows from its oil and gas properties as of the date of determination, and compares such future cash flows to the respective carrying amounts. Such estimated future cash flows are based on proved reserves and forward market prices for oil and gas that existed as of the date of determination. Those oil and gas properties which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of impaired properties is adjusted to an estimated fair value by discounting the estimated expected future cash flows attributable to such properties at a discount rate estimated to be representative of the market for such properties. The excess is charged to expense and may not be reinstated. For 1998, the Company recognized impairment charges aggregating $52.5 million. The associated impairment reviews were conducted as the result of declining oil and gas prices during the year which adversely affected the estimated future cash flows from the Company's oil and gas properties. Further weakening of oil and gas prices could result in future impairment recognition. In 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was recorded in connection with the acquisition of American Exploration Company, a Houston-based exploration and production company ("American") in October 1997 (the "American Acquisition"). The allocation of the American Acquisition purchase price, based on the relative fair values of the acquired properties, was reviewed for indications of impairment. Such review resulted in the impairment charge recognition. See Note 4--Acquisitions.

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

    OIL AND GAS SALES AND GAS IMBALANCES. Oil and gas revenues are recognized as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where the Company has underproduced or overproduced its ownership percentage in a property. Under this method, a liability is recorded to the extent that the Company's overproduced position in a reservoir cannot be recouped through the production of remaining reserves. At December 31,

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1998 and 1997, the Company had recorded imbalance liabilities of $4.0 million and $3.2 million, respectively. Additionally, at December 31, 1998, the Company had imbalance receivables of $1.4 million.

    INCOME TAXES. The Company files a consolidated United States income tax return which includes the taxable income or loss of its subsidiaries. Deferred federal and state income taxes are provided on all significant temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

    HEDGING. The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and options (collectively "Fixed-Price Contracts"). The Company also enters into interest rate swap contracts to reduce its exposure to adverse interest rate fluctuations. In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is to be measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Effective January 13, 1999, substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. For the period from October 1, 1998 to January 13, 1999, the change in fair value of all derivative contracts was recognized in results of operations. See Note 2-- Restatement of 1998 Financial Statements. Changes in the fair value of derivative instruments which are not designated as hedges or are defined by SFAS 133 as being "fair value hedges" are recorded in earnings as the changes occur. Fixed-Price contracts monotized prior to their maturity are classified as financing activities in the accompanying statements of cash flows.

    Adoption of the standard resulted in the reclassification of $62.2 million of deferred gains from price-risk management activities and $3.3 million of deferred hedging losses related to terminated contracts to accumulated other comprehensive income, recorded net of deferred income tax effects. In addition, adoption resulted in the recognition of $130.6 million of derivative assets and $7.6 million of derivative liabilities in the Company's balance sheet as of December 31, 1998. SFAS 133 precludes the consideration of future cash flows from derivative instruments in asset impairment determinations irrespective of any risk management intent for entering into such instruments. Adoption of the standard resulted in an additional impairment charge of $12.4 million which has been included in earnings as a cumulative effect of an accounting change. Also included in earnings as a cumulative effect of an accounting change are the following: $8.6 million of Fixed-Price Contract gains associated with the incremental impairment charge, $2.8 million of Fixed-Price Contract gains relating to contracts not qualifying as cash flow hedges, $1.5 million of Fixed-Price Contract gains relating to Fixed-Price Contract hedge ineffectiveness, and $1.1 million of net gain associated with a fair value hedge which hedged a portion of the Company's subordinated debt. See Note 2--Restatement of 1998 Financial Statements, Note 5--Long-Term Debt, Note 11--Capital Stock and Stockholders' Equity Information, Note 13--Financial Instruments and

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Note 14--Fixed-Price Contracts. The Company does not hold or issue financial instruments with leveraged features.

    EARNINGS PER SHARE. The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), to compute earnings per share. Weighted average common shares outstanding used in the calculation of basic earnings per share for the years ended December 31, 1998, 1997, and 1996 (in thousands) were 40,107, 30,233 and 27,800, respectively. Dilutive potential common shares used in the calculation of diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 (in thousands) were 40,107, 30,233 and 27,810, respectively. The increase in dilutive potential shares for 1996 is attributable to dilutive stock options. See Note 9--Employee Benefit Plans and
Note 11--Capital Stock for a description of potentially dilutive securities of the Company.

    STOCK OPTIONS. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's Common Stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital. See
Note 9--Employee Benefit Plans.

NOTE 2.  RESTATEMENT OF 1998 FINANCIAL STATEMENTS

    Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was found to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company is precluded from being able to utilize the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in fair value of all of the Company's derivatives during the fourth quarter were required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of December 31,

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 2.  RESTATEMENT OF 1998 FINANCIAL STATEMENTS (CONTINUED)
1998, and for the year then ended, have been amended to reflect this change in accounting. The effect of the restatement is provided below.

                                                                                                           AS
                                                                                             AS        PREVIOUSLY
                                                                                          RESTATED      REPORTED
                                                                                        ------------  ------------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                             PER SHARE DATA)
STATEMENT OF OPERATIONS DATA FOR THE YEAR ENDED DECEMBER 31, 1998:
Change in derivative fair value.......................................................  $     17,346  $         --
Other income..........................................................................         4,462         6,916
Total revenues........................................................................       293,383       278,491

Interest expense......................................................................        40,849        40,908
Total expenses........................................................................       351,588       351,647

Loss before income taxes and cumulative effect of accounting change...................       (58,205)      (73,156)
Income taxes (benefit)................................................................       (13,924)      (19,605)
Net loss before cumulative effect of accounting change................................       (44,281)      (53,551)
Net loss..............................................................................       (43,317)      (52,587)

Net loss before cumulative effect of accounting changes per share.....................         (1.10)        (1.33)
Net loss per share - basic and diluted................................................         (1.08)        (1.31)

BALANCE SHEET DATA AS OF DECEMBER 31, 1998:
Long-term debt........................................................................       596,844       596,103
Deferred income taxes.................................................................        65,116        65,398
Total deferred credit and other liabilities...........................................       105,353       105,635
Retained earnings (deficit)...........................................................         6,735        (2,535)
Accumulated other comprehensive income................................................        93,250       102,979
Total stockholders' equity............................................................       519,461       519,920

    The Company has continued to refer to its Fixed-Price Contracts as economic hedges in the notes to the consolidated financial statements inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and management expects the contracts to serve in that capacity in future periods.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 3.  PROPERTY AND EQUIPMENT

CAPITALIZED COSTS. The Company's oil and gas acquisition, exploration and development activities are conducted primarily in Texas, Oklahoma, New Mexico and offshore in the Gulf of Mexico. The following table summarizes the capitalized costs associated with these activities:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                                                              (IN THOUSANDS)
OIL AND GAS PROPERTIES:
Proved................................................................................  $  1,434,066  $  1,298,046
Unproved..............................................................................        51,304        74,893
Accumulated depreciation, depletion and amortization..................................      (421,164)     (295,848)
                                                                                        ------------  ------------
                                                                                           1,064,206     1,077,091
                                                                                        ------------  ------------
Other property and equipment..........................................................        33,926        31,845
Accumulated depreciation..............................................................       (13,529)       (9,921)
                                                                                        ------------  ------------
                                                                                              20,397        21,924
                                                                                        ------------  ------------
                                                                                        $  1,084,603  $  1,099,015
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
PROPERTY ACQUISITION COSTS:
Proved.......................................................................  $    4,088  $  349,037  $   36,125
Unproved.....................................................................      11,815     109,648       6,934
                                                                               ----------  ----------  ----------
                                                                                   15,903     458,685      43,059
Exploration costs............................................................      74,123      21,514      10,610
Development costs............................................................     136,462     122,402      80,553
                                                                               ----------  ----------  ----------
                                                                               $  226,488  $  602,601  $  134,222
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 4.  ACQUISITIONS

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

                                                                                             YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
UNAUDITED PRO FORMA INFORMATION:
Revenues..................................................................................  $  303,719  $  266,703
Net income................................................................................      16,752       3,440
Net income per common share--basic and diluted............................................         .43         .09

    The pro forma information for 1997 and 1996 does not include a $73.1 million impairment charge incurred as a result of recording the cost of the American Acquisition, which was in excess of the underlying tangible assets, nor does it consider the effects of certain cost reduction plans, financing plans or the effects of certain purchase accounting adjustments.

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

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
BANK DEBT:
$450 Million Revolving Credit Facility....................................................  $  295,000  $  261,000
Other Lines of Credit.....................................................................       2,200       4,500
                                                                                            ----------  ----------
                                                                                               297,200     265,500
6 7/8% Senior Notes due 2007..............................................................     198,912     198,791
9 1/4% Senior Subordinated Notes due 2004.................................................     100,732      99,053
                                                                                            ----------  ----------
                                                                                            $  596,844  $  563,344
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    $450 MILLION REVOLVING CREDIT FACILITY. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit under the Credit Facility are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to maturity on October 14, 2002. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See Note 14--Fixed-Price Contracts. As of December 31, 1998, the Company had $295.0 million of principal and $17.8 million of letters of credit outstanding under the Credit Facility.
    The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At December 31, 1998, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. The average interest rate for borrowings under the Credit Facility was 5.6% as of December 31, 1998. Including the effect of interest rate swaps which hedge a portion of the interest rate exposure attributable to this facility, the effective interest rate was 5.9%.

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

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 5.  LONG-TERM DEBT (CONTINUED)
    6 7/8% SENIOR NOTES DUE 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6-7/8% Senior Notes due 2007 (the "Senior Notes"). Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and the Company's ability to enter into sale and leaseback transactions.

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

    INTEREST RATE SWAPS. The Company has entered into interest rate swaps as economic hedges of the interest rate exposure associated with borrowings under the Credit Facility. As of December 31, 1998, the Company had fixed the interest rate on average notional amounts of $158 million, $125 million, $125 million and $94 million for the years ended December 31, 1999, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (5.1% at December 31, 1998) and pays an average rate of 5.3%, 5.0%, 5.0% and 5.0% for 1999, 2000, 2001 and 2002, respectively. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years.

    For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. Pursuant to SFAS 133, if an interest rate swap is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income, to be recognized as an adjustment to interest expense over the original contract term. See Note 2--Restatement of 1998 Financial Statements. Prior to the adoption of SFAS 133, the gain or loss attributable to terminated contracts was accounted for as a deferred asset or liability. For the years ended December 31, 1998, 1997 and 1996, interest rate swap settlements increased interest expense by $.3 million, $.2 million and $.9 million, respectively.

    As of October 1, 1998, the Company had one interest rate swap with a notional amount of $25 million, which under SFAS 133 guidelines, was a fair value hedge for a portion of the Subordinated Notes. As a result, cumulative effect of an accounting change in the statement of operations for the year ended December 31, 1998 included a gain of $2.7 million associated with the fair value of this interest rate swap and a loss of $1.6 million attributable to the change in fair value of the Subordinated Notes. This interest rate swap was terminated in the fourth quarter of 1998.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 6.  INCOME TAXES

    The significant components of income tax expense (benefit) before cumulative effect of accounting change for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
                                                                                          (IN THOUSANDS)
CURRENT TAX EXPENSE:
Federal........................................................................  $      527  $      885  $   1,159
State..........................................................................          73         150        174
                                                                                 ----------  ----------  ---------
                                                                                        600       1,035      1,333
                                                                                 ----------  ----------  ---------
DEFERRED TAX EXPENSE (BENEFIT):
Federal........................................................................     (12,766)    (11,407)     8,271
State..........................................................................      (1,758)       (889)       794
                                                                                 ----------  ----------  ---------
                                                                                    (14,524)    (12,296)     9,065
                                                                                 ----------  ----------  ---------
                                                                                 $  (13,924) $  (11,261) $  10,398
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

    The provision for income taxes before cumulative effect of accounting change differed from the computed "expected" income tax provision using statutory rates on income before income taxes for the following reasons:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
                                                                                          (IN THOUSANDS)
Computed "expected" income tax.................................................  $  (20,372) $   (9,563) $  11,025
Increases (reductions) in taxes resulting from:
  State income taxes, net of federal benefit...................................      (1,095)       (481)       629
  Permanent differences (principally related to basis differences in oil and
    gas properties)............................................................       6,133         935        265
  Change in valuation allowance................................................       2,667          --         --
  Section 29 credits...........................................................        (851)     (1,748)    (2,028)
  Other........................................................................        (406)       (404)       507
                                                                                 ----------  ----------  ---------
                                                                                 $  (13,924) $  (11,261) $  10,398
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 6.  INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities, resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
Capitalized costs and related depreciation, depletion and amortization....................  $   69,116  $   87,406
Fixed-Price Contracts and other derivatives...............................................      49,643          --
Other.....................................................................................          39         852
                                                                                            ----------  ----------
                                                                                               118,798      88,258
DEFERRED TAX ASSETS:
Deferred revenue and hedging gains........................................................       5,909      15,519
Fixed-Price Contracts and other derivatives...............................................       2,904          --
Alternative minimum tax credits...........................................................       5,855       5,332
Net operating loss carryforwards..........................................................      71,691      87,815
Other.....................................................................................         846       1,185
                                                                                            ----------  ----------
                                                                                                87,205     109,851
Valuation allowance for net operating loss carryforwards..................................     (33,523)    (43,489)
                                                                                            ----------  ----------
                                                                                                53,682      66,362
                                                                                            ----------  ----------
Net deferred tax liability................................................................  $   65,116  $   21,896
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

NOTE 7.  TRANSACTIONS WITH RELATED PARTIES

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

    In 1994, the Company entered into a Fixed-Price Contract with S.A. Louis Dreyfus et Cie which hedged 20 Bcf of natural gas production commencing January 1, 1996. This natural gas swap provided a weighted-average fixed price of approximately $2.18 per Mcf. In January 1996, the Company canceled this

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 7. TRANSACTIONS WITH RELATED PARTIES (CONTINUED) contract and received $1.6 million upon termination. The proceeds were deferred and amortized into oil and gas sales over the original 19-month term of the contract.

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

    In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property obtained in the American Acquisition, to market levels from October 1, 1993 forward. KNGSS alleges that it has overpaid American and seeks a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for summary judgment was filed by American in July 1996 and was argued before the court in February 1997. The Company assumed responsibility for this lawsuit in connection with the American Acquisition. In February 1998, the court ruled in favor of the Company's motion. KNGSS subsequently filed an appeal which has not been heard. Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 8. COMMITMENTS AND CONTINGENCIES (CONTINUED) interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

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

NOTE 9.  EMPLOYEE BENEFIT PLANS

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

    STOCK COMPENSATION PLANS. Certain executive officers of the Company were participants in the Louis Dreyfus Deferred Compensation Stock Equivalent Plan sponsored by S.A. Louis Dreyfus et Cie ("Stock Equivalent Plan"). Under this plan, participants were awarded stock equivalent rights ("SERs") expressed as a number of stock equivalent units. At December 31, 1997 and 1996, SERs totaling 83,500 and 85,000 stock equivalent units, respectively, were outstanding. Recorded compensation expense attributable to the SERs was approximately $.4 million for each of the years ended December 31, 1997 and 1996. In 1998, the Stock Equivalent Plan was terminated and replaced with the Louis Dreyfus Natural Gas Corp. Deferred Stock Trust Agreement ("Trust Agreement"). The Trust Agreement establishes a trust which serves as a depositary for restricted stock awards granted pursuant to the Trust Agreement. An aggregate of 55,000 shares previously earned under the Stock Equivalent Plan were purchased by the Company and contributed to the trust for distribution upon termination of employment or other specified events, thus eliminating the Company's obligations under the Stock Equivalent Plan. These transactions resulted in a net reduction to compensation expense of $.6 million after consideration for amounts previously recorded in connection with the Stock Equivalent Plan. Also during 1998, a separate deferred stock trust agreement was established to create a compensation program for the services of non-employee directors of the Company. In connection therewith, the Company purchased and contributed 8,000 shares of restricted stock during 1998.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    Officers, directors and certain key employees have been granted options to purchase the Company's Common Stock under its 1993 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and options which are not qualified as incentive stock options. The maximum number of shares of Common Stock issuable under the Option Plan is 3.0 million shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company's Common Stock. As of December 31, 1998 and 1997, options to purchase 875,420 shares and 291,670 shares of Common Stock, respectively, were available for grant under the Option Plan. Options granted under the Option Plan vest over a period of time based on the nature of the grants and as defined in the individual grant agreements, but generally over a four to five-year period. The exercise price of each option, with certain exceptions, equals the market price of the Company's stock on the date of grant and an option's expiration date is ten years from the date of issuance.

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

    The SFAS 123 pro forma information is as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                 1998        1997       1996
                                                                              ----------  ----------  ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            DATA)
Net income (loss)...........................................................  $  (45,962) $  (16,981) $  20,698
Net income (loss) per share.................................................       (1.15)       (.56)       .74

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

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 9.  EMPLOYEE BENEFIT PLANS (CONTINUED)

    Stock option transactions for 1998, 1997 and 1996 are summarized as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------------
                                                1998                         1997                        1996
                                     ---------------------------  ---------------------------  -------------------------
                                                     WEIGHTED-                    WEIGHTED-                  WEIGHTED-
                                                      AVERAGE                      AVERAGE                    AVERAGE
                                                     EXERCISE                     EXERCISE                   EXERCISE
                                        SHARES         PRICE         SHARES         PRICE        SHARES        PRICE
                                     ------------  -------------  ------------  -------------  ----------  -------------
Outstanding at beginning of year...     1,708,330    $   19.03         993,250    $   15.98       792,000    $   16.42
Granted............................     1,054,750        15.51         806,080        22.46       212,000        14.39
Exercised..........................       (22,500)       15.05         (30,500)       16.18          (750)       13.69
Canceled...........................      (616,000)       20.68         (60,500)       16.02       (10,000)       16.71
                                     ------------                 ------------                 ----------
Outstanding at end of year.........     2,124,580        17.27       1,708,330        19.03       993,250        15.98
                                     ------------                 ------------                 ----------
                                     ------------                 ------------                 ----------
Exercisable at end of year.........       909,830        17.27         722,330        16.91       469,000        17.08
                                     ------------                 ------------                 ----------
                                     ------------                 ------------                 ----------
Weighted-average fair value of
  options granted during year(1)...  $       6.17                 $       8.79                 $     5.71
                                     ------------                 ------------                 ----------
                                     ------------                 ------------                 ----------

------------------------

(1) Excludes for 1997 the fair value of options to purchase 53,330 shares issued in connection with the American Acquisition and recorded as part of the corresponding purchase price. See Note 4-- Acquisitions.

    Outstanding options to acquire .9 million shares of stock at December 31, 1998 had exercise prices ranging from $18.00 to $23.16 per share and had a weighted-average remaining contractual life of 6.9 years. The balance of options outstanding at December 31, 1998 had exercise prices ranging from $12.63 to $17.71 per share and a weighted-average remaining contractual life of 8.8 years.

NOTE 10.  SIGNIFICANT CUSTOMERS

    The Company's oil and gas sales at the wellhead are sold under contracts with various purchasers. For the year ended December 31, 1998, gas sales to PG&E Texas Industrial Energy, L.P. approximated 20% of total revenues. For the year ended December 31, 1997, gas sales to PG&E Texas Industrial Energy, L.P., Enron Capital and Trade Resources and GPM Gas Corporation approximated 22%, 15% and 10% of total revenues, respectively. For the year ended December 31, 1996, gas sales to Valero Industrial Gas, L.P., HPL Resources Corp. and GPM Gas Corporation approximated 18%, 13% and 11% of total revenues, respectively. The Company believes that alternative purchasers are available, if necessary, to purchase its production at prices substantially similar to those received from these significant purchasers in 1998.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 11.  CAPITAL STOCK AND STOCKHOLDERS' EQUITY INFORMATION

    COMMON STOCK. The following table sets forth the Company's Common Stock activity for the periods presented:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
COMMON STOCK ACTIVITY:
Balance, beginning of year...........................................................     40,088     27,801     27,800
Exercise of stock options............................................................         22         30          1
Shares issued in the American Acquisition............................................         --     11,316         --
Shares issued on conversion of Preferred Stock.......................................         --        941         --
                                                                                       ---------  ---------  ---------
Balance, end of year.................................................................     40,110     40,088     27,801
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

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

    OTHER COMPREHENSIVE INCOME. The components of other comprehensive income and related tax effects for the year ended December 31, 1998 are shown as follows:

                                                                                                 TAX      NET OF
                                                                                    GROSS      EFFECT       TAX
                                                                                  ----------  ---------  ---------
Cumulative effect of accounting change..........................................  $  157,550  $  59,869  $  97,681
Reclassification adjustments--contract settlements..............................      (7,147)    (2,716)    (4,431)
                                                                                  ----------  ---------  ---------
                                                                                  $  150,403  $  57,153  $  93,250
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 12.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

    In October 1997, LDNG issued Common Stock, Preferred Stock, warrants and options and cash in connection with the American Acquisition. The accompanying financial statements include the following amounts attributable to the acquired assets and liabilities of American:

                                                                                   AMERICAN
                                                                                  ACQUISITION
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Value allocated to the oil and gas properties of American......................   $   437,920
Other non-cash assets acquired.................................................         3,176
Working capital acquired.......................................................         3,874
Long-term debt assumed.........................................................      (123,621)
Other liabilities assumed......................................................       (23,606)
Common Stock issued............................................................      (194,077)
Preferred Stock issued.........................................................       (21,080)
Warrants and options issued....................................................       (10,263)
                                                                                 -------------
Cash paid, including cash overdrafts assumed...................................   $    72,323
                                                                                 -------------
                                                                                 -------------

    For the years ended December 31, 1998, 1997 and 1996, the Company paid interest of $38.3 million, $25.8 million and $25.3 million, respectively, net of capitalized interest, and paid income taxes of $.3 million, $1.0 million and $1.4 million, respectively.

    See Note 1--Significant Accounting Policies--Property and Equipment.

NOTE 13.  FINANCIAL INSTRUMENTS

    The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133, employed by the Company as of

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 13.  FINANCIAL INSTRUMENTS (CONTINUED)
December 31, 1998 and 1997, and the methods and assumptions used to estimate the fair value of such financial instruments:

                                                                  DECEMBER 31, 1998         DECEMBER 31, 1997
                                                               ------------------------  ------------------------
                                                                CARRYING       FAIR       CARRYING       FAIR
                                                                AMOUNT(1)      VALUE       AMOUNT        VALUE
                                                               -----------  -----------  -----------  -----------
                                                                                 (IN THOUSANDS)
DERIVATIVE ASSETS:
  Fixed-price natural gas swaps:
    Sales contracts..........................................  $    26,125  $    26,125  $        76  $    20,000
    Purchase contracts.......................................          905          905           --        2,000
  Fixed-price natural gas collars............................        3,367        3,367           --           --
  Fixed-price natural gas physical delivery contracts........       99,342       99,342        1,138      166,000
  Natural gas basis swaps....................................           74           74           --        1,500
  Fixed-price crude oil swaps................................          N/A          N/A           --           --
  Interest rate swaps--fixed.................................          827          827           --           --
  Interest rate swaps--floating..............................          N/A          N/A           --        1,000
DERIVATIVE LIABILITIES:
  Fixed-price natural gas swaps--sales contracts.............         (551)        (551)          --       (2,000)
  Fixed-price natural gas physical delivery contracts........       (2,920)      (2,920)          --           --
  Natural gas basis swaps....................................       (3,734)      (3,734)          --         (500)
  Interest rate swaps--fixed.................................         (437)        (437)          --       (1,000)
Bank debt(2).................................................     (297,200)    (297,200)    (265,500)    (265,500)
6 7/8% Senior Notes due 2007(2)..............................     (198,912)    (187,704)    (198,791)    (199,714)
9 1/4% Senior Subordinated Notes due 2004(2).................     (100,732)    (102,897)     (99,053)    (108,235)

------------------------

(1) The Company adopted the provisions of SFAS 133 as of October 1, 1998 pursuant to which the fair value of the Company's derivative instruments are recorded as assets and liabilities in the balance sheet. See Note 1--Significant Accounting Policies--Hedging.

(2) Carrying amounts do not include capitalized debt issuance costs. See Note 1--Significant Accounting Policies--Debt Issuance Costs.

    Cash and cash equivalents, accounts receivable, deposits, accounts payable, revenues payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments or to the criteria used to determine carrying value in the financial statements.

    The fair value of Fixed-Price Contracts as of December 31, 1998 and 1997 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. As of December 31, 1998, in connection with the adoption of SFAS 133, this estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. For December 31, 1997 (prior to the adoption of SFAS 133), the Company discounted the future value at a rate of 10%, which the Company believed to be a reasonable estimate of fair value at that date. The terms and conditions of the Company's fixed-price

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 13.  FINANCIAL INSTRUMENTS (CONTINUED)
physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, certain of the Company's contracts hedge gas production for periods beyond five years into the future. The market for natural gas beyond the five year horizon is illiquid and published market quotations are not available. The Company has relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine its fair value estimates. The Fixed-Price Contract fair value as reflected in the balance sheet as of December 31, 1998 does not necessarily represent the value a third party would pay to assume the Company's positions. For 1998, short-term and long-term derivative assets are presented in the accompanying balance sheet under the caption "Fixed-price contracts and other derivatives" in Current Assets and Other Assets, respectively. Short-term and long-term derivative liabilities are presented in the 1998 balance sheet as "Accrued liabilities" in Current Liabilities and as "Other" in Deferred Credits and Other Liabilities, respectively. Derivative assets and liabilities prior to 1998 were not reflected in the Company's balance sheet.

    The Company's bank debt bears interest at rates which move with market interest rates. Accordingly, the fair value of such debt at December 31, 1998 and 1997 was estimated to approximate the carrying amount. The fair values of the 6 7/8% Senior Notes due 2007 and the 9 1/4% Senior Subordinated Notes due 2004 were determined based on market quotations for such securities. The fair value of the Company's interest rate swaps for each of the years presented was determined by using a third-party interest rate swap valuation model or by reliance upon third-party quotations. Such valuations are based on market interest rates as of the determination date.

NOTE 14.  FIXED-PRICE CONTRACTS

    DESCRIPTION OF CONTRACTS. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. As of December 31, 1998, Fixed-Price Contracts are in place as economic hedges of 244 Bcf of the Company's estimated future gas production. See Note 2--Restatement of 1998 Financial Statements.

    For energy swap sales contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. Under energy swap purchase contracts, the Company pays a fixed price for the commodity and receives a floating market price. In both types of energy swaps, the fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. The Company's natural gas collars contain a fixed floor price (put) and ceiling price (call). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price,

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 14.  FIXED-PRICE CONTRACTS (CONTINUED)
then no payments are due from either party. Under the Company's basis swaps, the Company receives the floating market price for NYMEX futures and pays the floating market price plus a fixed differential for a specified regional spot market index.

    The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues attributable to the Company's Fixed-Price Contracts as of December 31, 1998. The Company expects the prices to be realized for its hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1998, as adjusted for basis. Future net revenues change with changes in market prices and basis. See "--Market Risk."

                                                                  YEARS ENDING DECEMBER 31,            BALANCE
                                                         --------------------------------------------  THROUGH
                                                           1999     2000     2001     2002     2003      2017     TOTAL
                                                         --------  -------  -------  -------  -------  --------  --------
NATURAL GAS SWAPS:
SALES CONTRACTS
Contract volumes (BBtu)................................    15,825    9,830    7,475    6,405    5,650    17,783    62,968
Weighted-average fixed price per MMBtu(1)..............  $   2.44  $  2.46  $  2.47  $  2.67  $  2.92  $   3.29  $   2.75
Future fixed-price sales...............................  $ 38,629  $24,164  $18,446  $17,098  $16,492  $ 58,429  $173,258
Future net revenues(2).................................  $  7,251  $ 2,441  $ 1,792  $ 2,648  $ 3,534  $ 15,576  $ 33,242
PURCHASE CONTRACTS
Contract volumes (BBtu)................................   (10,950)      --       --       --       --        --   (10,950)
Weighted-average fixed price per MMBtu(1)..............  $   2.18  $    --  $    --  $    --  $    --  $     --  $   2.18
Future fixed-price purchases...........................  $(23,880) $    --  $    --  $    --  $    --  $     --  $(23,880)
Future net revenues(2).................................  $    939  $    --  $    --  $    --  $    --  $     --  $    939
NATURAL GAS PHYSICAL DELIVERY CONTRACTS:
Contract volumes (BBtu)................................    24,144   22,678   23,240   23,115   20,245    71,483   184,905
Weighted-average fixed price per MMBtu(1)..............  $   2.76  $  2.94  $  3.06  $  3.21  $  3.47  $   4.32  $   3.56
Future fixed-price sales...............................  $ 66,682  $66,675  $71,109  $74,150  $70,292  $308,529  $657,437
Future net revenues(2).................................  $ 13,574  $14,495  $17,246  $19,770  $21,076  $102,688  $188,849
NATURAL GAS COLLARS:
Contract volumes (BBtu):
  Floor................................................     7,300       --       --       --       --        --     7,300
  Ceiling..............................................    14,600       --       --       --       --        --    14,600
Weighted-average fixed-price per MMBtu(1):
  Floor................................................  $   2.41  $    --  $    --  $    --  $    --  $     --  $   2.41
  Ceiling..............................................  $   2.78  $    --  $    --  $    --  $    --  $     --  $   2.78

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 14.  FIXED-PRICE CONTRACTS (CONTINUED)

                                                                  YEARS ENDING DECEMBER 31,            BALANCE
                                                         --------------------------------------------  THROUGH
                                                           1999     2000     2001     2002     2003      2017     TOTAL
                                                         --------  -------  -------  -------  -------  --------  --------
Future fixed-price sales...............................  $ 17,599  $    --  $    --  $    --  $    --  $     --  $ 17,599
Future net revenues(2).................................  $  3,367  $    --  $    --  $    --  $    --  $     --  $  3,367
TOTAL NATURAL GAS CONTRACTS(3):
Contract volumes (BBtu)................................    36,319   32,508   30,715   29,520   25,895    89,266   244,223
Weighted-average fixed price per MMBtu(1)..............  $   2.73  $  2.79  $  2.92  $  3.09  $  3.35  $   4.11  $   3.38
Future fixed-price sales...............................  $ 99,030  $90,839  $89,555  $91,248  $86,784  $366,958  $824,414
Future net revenues(2).................................  $ 25,131  $16,936  $19,038  $22,418  $24,610  $118,264  $226,397

--------------------------

(1) The Company expects the prices to be realized for its hedged production to vary from the prices shown due to basis. See "Market Risk."

(2) Future net revenues as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk. See Note 13--Financial Instruments.

(3) Does not include basis swaps with notional volumes by year, as follows:
    1999--19.0 TBtu; 2000--21.3 TBtu; 2001--9.4 TBtu; and 2002--5.5 TBtu.

    The estimates of future net revenues from the Company's Fixed-Price Contracts are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. The market for natural gas beyond a five year horizon is illiquid and published market quotations are not available. The Company has relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine its future net revenue estimates. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The future net revenue estimates shown above are subject to change as forward market prices change. See
Note 13--Financial Instruments for estimated fair value information.

    ACCOUNTING. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program. For Fixed-Price Contracts qualifying as hedges pursuant to SFAS 133, the differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. Changes in market value for these contracts for volumes not yet settled are not reflected in the Company's income statements, but rather are shown as adjustments to other comprehensive income. For those contracts not qualifying as hedges, the associated fair value, as well as future changes in market value, are recognized in earnings. The fair value of all of its Fixed-Price Contracts are recorded as assets or liabilities in the Company's balance sheet. See Note 2--Restatement of 1998 Financial Statements.

    If a Fixed-Price Contract which qualified for hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination remains in accumulated other comprehensive income to be amortized into oil and gas sales over the original term of the contract. At December 31, 1998, the Company had pretax unamortized deferred gains of $61.3 million related to terminated contracts which were recorded net of deferred tax effects in accumulated other comprehensive income. Prior to the adoption of SFAS 133, the Company recorded gains and losses from contract terminations as deferred liabilities and assets, respectively. At December 31, 1997, the balance of deferred gains from price-risk

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 14.  FIXED-PRICE CONTRACTS (CONTINUED)
management activities was $23.5 million. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract. See Note 1--Significant Accounting Policies--Hedging.

    For the years ended December 31, 1998, 1997 and 1996, oil and gas sales included $23.1 million of net gains, $4.3 million of net losses and $2.1 million of net losses, respectively, associated with realized gains and losses under its Fixed-Price Contracts.

    CREDIT RISK. Fixed-Price Contract terms generally provide for monthly settlements and energy swaps provide for a net settlement due to or from the respective party as discussed previously. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by any counterparty.

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

    Cancellation or termination of a Fixed-Price contract would subject a greater portion of the Company's gas production to market prices, which, in a low price environment, could have an adverse effect on the Company's future operating results. In addition, the associated carrying value of the contract would be removed from the Company's balance sheet. Any associated proceeds from a Fixed-Price Contract which qualified for hedge accounting would be reflected in accumulated other comprehensive income, net of income tax effects, and amortized into earnings over the original contract term.

    MARKET RISK. The Company's natural gas Fixed-Price Contracts at December 31, 1998 hedge 244 Bcf of proved natural gas reserves at fixed prices, representing 20% of its estimated proved natural gas reserves. If the Company's proved natural gas reserves are produced at rates less than anticipated, Fixed-

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 14.  FIXED-PRICE CONTRACTS (CONTINUED)
Price Contract volumes could exceed production volumes. In such case, the Company would be required to satisfy its contractual commitments for any excess volumes at market prices in effect for each settlement period, which may be above the contract price, without a corresponding offset in wellhead revenue. The Company expects future production volumes to be equal to or greater than the volumes provided in its contracts.

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

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 15.  SUPPLEMENTAL INFORMATION--OIL AND GAS RESERVES (UNAUDITED)

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

    ESTIMATED QUANTITIES OF OIL AND GAS RESERVES (UNAUDITED). The following table sets forth the Company's estimated proved reserves, all of which are located in the United States, for the years ended December 31, 1998, 1997 and 1996. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

                                                          1998                     1997                     1996
                                                 -----------------------  -----------------------  ----------------------
                                                     OIL         GAS          OIL         GAS          OIL         GAS
                                                   (MBBLS)      (MMCF)      (MBBLS)      (MMCF)      (MBBLS)     (MMCF)
                                                 -----------  ----------  -----------  ----------  -----------  ---------
PROVED RESERVES:
Beginning of year..............................      29,109    1,028,752      23,497      849,199      20,360     753,919
Acquisition of proved reserves.................         166        6,270      11,679      163,651       2,173      62,497
Extensions and discoveries.....................       1,943      246,382       1,271      116,919       2,643      76,873
Revisions of previous estimates(1).............      (3,165)      19,974         263      (26,345)        335      19,939
Sales of reserves in place.....................        (207)      (6,646)     (5,512)      (2,941)       (165)       (119)
Production.....................................      (3,430)    (101,066)     (2,089)     (71,731)     (1,849)    (63,910)
                                                 -----------  ----------  -----------  ----------  -----------  ---------
End of year....................................      24,416    1,193,666      29,109    1,028,752      23,497     849,199
                                                 -----------  ----------  -----------  ----------  -----------  ---------
                                                 -----------  ----------  -----------  ----------  -----------  ---------
PROVED DEVELOPED RESERVES:
Beginning of year..............................      24,321      899,196      17,894      709,712      14,839     630,604
                                                 -----------  ----------  -----------  ----------  -----------  ---------
                                                 -----------  ----------  -----------  ----------  -----------  ---------
End of year....................................      20,722    1,026,834      24,321      899,196      17,894     709,712
                                                 -----------  ----------  -----------  ----------  -----------  ---------
                                                 -----------  ----------  -----------  ----------  -----------  ---------

------------------------

(1) The crude oil volume revision for 1998 was primarily the result of a significant reduction in year-end 1998 crude oil prices compared to the prior year-end.

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 15. SUPPLEMENTAL INFORMATION--OIL AND GAS RESERVES (UNAUDITED) (CONTINUED) STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED). The
following table reflects the standardized measure of discounted future net cash flows relating to the Company's interests in proved oil and gas reserves. The future net cash inflows were developed as follows:

(1) Estimates were made of quantities of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

(2) The estimated cash flows from future production of proved reserves were prepared using year-end prices for each respective year, as adjusted for the Company's Fixed-Price Contracts in effect at each respective year-end, as follows: 1998--$9.46 per Bbl, $2.30 per Mcf; 1997--$16.77 per Bbl, $2.73 per
    Mcf; and 1996--$24.66 per Bbl, $3.55 per Mcf.

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

(5) The resulting future net revenue streams were reduced to present value amounts by applying a 10% discount factor.

                                                                                       DECEMBER 31,
                                                                         -----------------------------------------
                                                                             1998          1997          1996
                                                                         ------------  ------------  -------------
                                                                                      (IN THOUSANDS)
Future cash inflows(1).................................................  $  2,974,575  $  3,291,773  $   3,596,493
Future production costs................................................      (870,420)     (985,639)    (1,053,989)
Future development costs...............................................      (148,595)     (136,217)      (125,074)
Future income taxes....................................................      (371,076)     (438,183)      (704,818)
                                                                         ------------  ------------  -------------
                                                                            1,584,484     1,731,734      1,712,612
Discount at 10% per year...............................................      (745,828)     (774,993)      (909,168)
                                                                         ------------  ------------  -------------
Standardized measure of discounted future net cash flows(1)(2).........  $    838,656  $    956,741  $     803,444
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

------------------------

(1) Future cash inflows and the standardized measure of discounted future net cash flows include the expected cash flow contribution of the Company's Fixed-Price Contracts based on year-end oil and gas prices. Such future cash inflows have not been adjusted for contract performance risk or counterparty credit risk. See Note 13--Financial Instruments.

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

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 15.  SUPPLEMENTAL INFORMATION--OIL AND GAS RESERVES (UNAUDITED) (CONTINUED)

    CHANGES RELATING TO THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED). The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's oil and gas reserves for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Balance, beginning of year.................................................  $   956,741  $   803,444  $   563,297
Acquisitions of proved reserves............................................        4,236      212,428      116,263
Extensions and discoveries, net of future development costs................      183,231      118,849      147,817
Revisions of previous quantity estimates...................................          813      (22,766)      26,431
Oil and gas sales, net of production costs.................................     (205,280)    (172,847)    (140,943)
Sales of reserves in place.................................................       (7,769)     (35,896)        (614)
Net changes in sales prices and production costs...........................     (190,614)    (177,843)     140,205
Development costs incurred and changes in estimated future development
  costs....................................................................       41,121       27,804       13,099
Net change in income taxes.................................................       38,971      135,061     (140,076)
Accretion of discount......................................................      113,597      111,773       73,751
Changes in timing of production and other..................................      (96,391)     (43,266)       4,214
                                                                             -----------  -----------  -----------
Balance, end of year.......................................................  $   838,656  $   956,741  $   803,444
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

NOTE 16. QUARTERLY RESULTS (UNAUDITED)

                                                        1998                                        1997
                                  ------------------------------------------------  -------------------------------------
                                     FIRST       SECOND       THIRD       FOURTH       FIRST       SECOND        THIRD
                                    QUARTER     QUARTER      QUARTER     QUARTER      QUARTER      QUARTER      QUARTER
                                  -----------  ----------  -----------  ----------  -----------  -----------  -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues(1).....................   $  69,596   $   70,351   $  68,834   $   84,602   $  61,062    $  44,940    $  46,793
Operating profit (loss)(2)......      12,609          358       7,904      (28,605)     23,739       17,193       17,757
Net income (loss) before
  cumulative effect of
  accounting change(3)..........      (2,043)     (10,391)     (5,439)     (26,408)     14,035        4,205        4,402
Net income (loss) before
  cumulative effect of
  accounting change per
  share--basic and diluted......       (0.05)       (0.26)      (0.14)       (0.66)        .50         0.15         0.16
Net income (loss)(3)............      (2,043)     (10,391)     (5,439)     (25,444)     14,035        4,205        4,402
Net income (loss) per
  share--basic and diluted......       (0.05)       (0.26)      (0.14)       (0.63)        .50         0.15         0.16


                                    FOURTH
                                   QUARTER
                                  ----------

Revenues(1).....................  $   80,122
Operating profit (loss)(2)......     (44,545)
Net income (loss) before
  cumulative effect of
  accounting change(3)..........     (38,704)
Net income (loss) before
  cumulative effect of
  accounting change per
  share--basic and diluted......       (1.03)
Net income (loss)(3)............     (38,704)
Net income (loss) per
  share--basic and diluted......       (1.03)

------------------------

(1) The revenue increase in the fourth quarter of 1998 is largely attributable to change in derivative fair value. See Note 2--Restatement of 1998 Financial Statements. The revenue increase in the fourth quarter of 1997 is largely attributable to the American Acquisition. Revenue increases in the first

                        LOUIS DREYFUS NATURAL GAS CORP.

NOTE 16. QUARTERLY RESULTS (UNAUDITED) (CONTINUED) quarter of 1997 and the fourth quarter of 1997 were also favorably impacted by higher oil and gas prices.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                           BALANCE AT                                              BALANCE AT
                                                          BEGINNING OF                                               END OF
                                                             PERIOD          ADDITIONS(1)       DEDUCTIONS(2)        PERIOD
                                                         ---------------   ----------------   -----------------   ------------
DESCRIPTION:
December 31, 1998:
Allowance for doubtful accounts--Joint interest and
  other receivables....................................     $      1,135       $        176       $         113     $    1,198
                                                         ---------------   ----------------   -----------------   ------------
                                                         ---------------   ----------------   -----------------   ------------
December 31, 1997:
Allowance for doubtful accounts--Joint interest and
  other receivables....................................     $      1,086       $         49       $          --     $    1,135
                                                         ---------------   ----------------   -----------------   ------------
                                                         ---------------   ----------------   -----------------   ------------
December 31, 1996:
Allowance for doubtful accounts--Joint interest and
  other receivables....................................     $      1,086       $         25       $          25     $    1,086
                                                         ---------------   ----------------   -----------------   ------------
                                                         ---------------   ----------------   -----------------   ------------

------------------------

(1) Additions relate to provisions for doubtful accounts charged to general and administrative expense.

(2) Deductions relate to the write-off of accounts receivable deemed uncollectible.