Form 10-Q/A
period 1999-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 1999-10-07
CIK 912264

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

          For the transition period from ________________ to ________________


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

-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                                 PAGE
Item 1 -- CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
      March 31, 1999 and December 31, 1998....................................................................    3
Consolidated Statements of Operations:
      Three months ended March 31, 1999 and 1998..............................................................    4
Consolidated Statements of Stockholders' Equity
      March 31, 1999 and December 31, 1998....................................................................    5
Consolidated Statements of Cash Flows:
      Three months ended March 31, 1999 and 1998..............................................................    6
Condensed Notes to Consolidated Financial Statements..........................................................    7

Item 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS...............................................................................   10

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................   17

PART  II.   OTHER  INFORMATION................................................................................   20

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (RESTATED)
                             (DOLLARS IN THOUSANDS)

                                   A S S E T S

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1999             1998
                                                                                    ------------     ------------
                                                                                    (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents.........................................................  $        840     $       2,539
Receivables:
   Oil and gas sales..............................................................        32,411            37,381
   Joint interest and other, net..................................................        11,117            11,725
   Costs reimbursable by insurance................................................            --             7,200
Fixed-price contracts and other derivatives.......................................        17,359            23,338
Prepaids and other................................................................         3,086             4,572
                                                                                    ------------     -------------
   Total current assets...........................................................        64,813            86,755
                                                                                    ------------     -------------
PROPERTY AND EQUIPMENT, at cost, based on successful efforts
     accounting...................................................................     1,566,145         1,519,296
Less accumulated depreciation, depletion and amortization ........................      (456,700)         (434,693)
                                                                                    ------------     -------------
                                                                                       1,109,445         1,084,603
                                                                                    ------------     -------------
OTHER ASSETS
Fixed-price contracts and other derivatives.......................................        91,128           107,302
Other, net........................................................................         4,556             5,148
                                                                                    ------------     -------------
                                                                                          95,684           112,450
                                                                                    ------------     -------------
                                                                                    $  1,269,942     $   1,283,808
                                                                                    ============     =============
       L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
Accounts payable..................................................................  $     27,936     $      38,222
Accrued liabilities...............................................................        20,000            12,988
Revenues payable..................................................................         8,633            10,940
                                                                                    ------------     -------------
   Total current liabilities......................................................        56,569            62,150
                                                                                    ------------     -------------
LONG-TERM DEBT....................................................................       618,440           596,844
                                                                                    ------------     -------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue..................................................................        15,070            15,551
Deferred income taxes.............................................................        51,159            65,116
Other.............................................................................        31,977            24,686
                                                                                    ------------     -------------
                                                                                          98,206           105,353
                                                                                    ------------     -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million shares authorized; no shares
   outstanding....................................................................            --                --
Common stock, par value $.01; 100 million shares authorized; issued and
   outstanding, 40,109,758 shares.................................................           401               401
Additional paid-in capital........................................................       419,075           419,075
Retained earnings.................................................................         6,893             6,735
Accumulated other comprehensive income ...........................................        70,358            93,250
                                                                                    ------------     -------------
                                                                                         496,727           519,461
                                                                                    ------------     -------------
                                                                                    $  1,269,942     $   1,283,808
                                                                                    ============     =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          ------------------------
                                                                                             1999          1998
                                                                                          ----------    ----------
                                                                                          (RESTATED)
   REVENUES
   Oil and gas sales....................................................................  $   58,155    $   67,914
   Change in derivative fair value......................................................       3,685            --
   Other income.........................................................................       1,943         1,682
                                                                                          ----------    ----------
                                                                                              63,783        69,596
                                                                                          ----------    ----------
   EXPENSES
   Operating costs......................................................................      15,593        17,021
   General and administrative...........................................................       5,815         6,203
   Exploration costs....................................................................       3,939         7,580
   Depreciation, depletion and amortization.............................................      28,130        32,041
   Interest.............................................................................      10,014        10,046
                                                                                          ----------    ----------
                                                                                              63,491        72,891
                                                                                          ----------    ----------
   Income (loss) before income taxes....................................................         292        (3,295)
   Income tax provision (benefit).......................................................         134        (1,252)
                                                                                          ----------    ----------
   NET INCOME (LOSS)....................................................................  $      158    $   (2,043)
                                                                                          ==========    ==========

   Net income (loss) per share - basic and diluted......................................  $      .00    $     (.05)
                                                                                          ==========    ==========
   Weighted average diluted common shares...............................................      40,129        40,099
                                                                                          ==========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         LOUIS DREYFUS NATURAL GAS CORP.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (RESTATED)
                                 (IN THOUSANDS)

                                                           ACCUMULATED
                                                           ADDITIONAL                     OTHER          TOTAL
                                             COMMON          PAID-IN       RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                              STOCK          CAPITAL       EARNINGS       INCOME         EQUITY
                                           -----------     -----------   ------------  -------------  -------------
BALANCE AT DECEMBER 31, 1998............   $       401     $   419,075   $     6,735    $    93,250    $   519,461
                                                                                                       -----------
Comprehensive loss:
Net income..............................            --              --           158             --            158
Other comprehensive loss, net of tax:
   Reclassification adjustments - contract
     settlements........................            --              --            --         (4,283)        (4,283)
   Change in fixed-price contract and
     other derivative fair value........            --              --            --        (18,609)       (18,609)
                                                                                                       -----------
Total comprehensive loss................            --              --            --             --        (22,734)
                                           -----------     -----------   -----------    -----------    -----------
BALANCE AT MARCH 31, 1999...............   $       401     $   419,075   $     6,893    $    70,358    $   496,727
                                           ===========     ===========   ===========    ===========    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             1999          1998
                                                                                          ----------    ----------
                                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................................................  $      158    $   (2,043)
Items not affecting cash flows:
   Depreciation, depletion and amortization.............................................      28,130        32,041
   Deferred income taxes................................................................          74        (1,527)
   Exploration costs....................................................................       3,939         7,580
   Change in derivative fair value......................................................      (3,685)           --
   Other................................................................................           7            94
Net change in operating assets and liabilities:
   Accounts receivable..................................................................      12,778         7,911
   Prepaids and other...................................................................       1,486         3,683
   Accounts payable.....................................................................     (10,286)      (17,967)
   Accrued liabilities..................................................................       2,664         1,404
   Revenues payable.....................................................................      (2,307)       (1,879)
                                                                                          ----------    ----------
                                                                                              32,958        29,297
                                                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures................................................     (31,659)      (58,622)
Acquisition of oil and gas properties...................................................     (21,983)       (3,551)
Additions to other property and equipment...............................................        (441)         (721)
Proceeds from sale of property and equipment............................................          22            88
Change in other assets..................................................................          (8)         (173)
                                                                                          ----------    ----------
                                                                                             (54,069)      (62,979)
                                                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings...........................................................     113,869       155,075
Repayments of bank borrowings...........................................................     (92,269)     (120,575)
Proceeds from stock options exercised...................................................          --           223
Change in deferred revenue..............................................................        (481)         (436)
Change in gains from price-risk management activities...................................      (1,077)         (222)
Change in other long-term liabilities...................................................        (630)         (378)
                                                                                          ----------    ----------
                                                                                              19,412        33,687
                                                                                          ----------    ----------
Change in cash and cash equivalents.....................................................      (1,699)            5
Cash and cash equivalents, beginning of period..........................................       2,539         5,538
                                                                                          ----------    ----------
Cash and cash equivalents, end of period................................................  $      840    $    5,543
                                                                                          ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest..............................................  $    4,721    $    4,393
Income taxes paid.......................................................................         125            --
                                                                                          ----------    ----------
                                                                                          $    4,846    $    4,393
                                                                                          ==========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- RESTATED FINANCIAL STATEMENTS

     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was found to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company is precluded from being able to utilize the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in fair value of all of the Company's derivatives during these periods were required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of March 31, 1999, and for the quarter then ended, have been restated to reflect this change in accounting. The effect of the restatement is provided below.

                                                                                                       AS
                                                                                          AS       PREVIOUSLY
                                                                                       RESTATED     REPORTED
                                                                                      ----------   ----------
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                          PER SHARE DATA)
     STATEMENT OF OPERATIONS DATA FOR THE QUARTER ENDED MARCH 31, 1999:
     Change in derivative fair value................................................  $    3,685   $       --
     Other income...................................................................       1,943         (607)
     Total revenues.................................................................      63,783       57,548
     Interest expense...............................................................      10,014       10,048
     Total expenses.................................................................      63,491       63,525
     Income (loss) before income taxes..............................................         292       (5,977)
     Income tax provision (benefit).................................................         134       (1,793)
     Net income (loss)..............................................................         158       (4,184)
     Net income (loss) per share - basic and diluted................................         .00         (.10)

     BALANCE SHEET DATA AS OF MARCH 31, 1999:
     Long-term debt.................................................................     618,440      617,733
     Deferred income taxes..........................................................      51,159       51,883
     Total deferred credits and other liabilities...................................      98,206       98,930
     Retained earnings (deficit)....................................................       6,893       (6,719)
     Accumulated other comprehensive income.........................................      70,358       83,953
     Total stockholders' equity.....................................................     496,727      496,710

NOTE 3 -- HEDGING

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

as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Effective January 13, 1999, substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. See Note 2 -- Restated Financial Statements. Changes in the fair value of derivative instruments which are not designated as hedges or are defined by SFAS 133 as being "fair value hedges" are recorded in earnings as the changes occur. Earnings for the quarter ended March 31, 1999 included a net gain of $3.7 million, which is comprised of an increase in derivative fair value through January 13, 1999 of $6.2 million, a $1.0 million loss attributable to hedge ineffectiveness, and a $1.5 million loss relating to changes in fair value for Fixed-Price Contracts not qualifying as cash flow hedges through March 31, 1999.

NOTE 4 -- ACQUISITIONS

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

NOTE 6 -- FIXED-PRICE CONTRACTS

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

     FORWARD-LOOKING STATEMENTS. All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions and other information currently available to management. Such Forward-Looking Statements include, among others, statements regarding the Company's future drilling plans and objectives and related exploration and development budgets, and number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, development and marketing of, and exploration for, oil and gas reserves. These risks include, but are not limited to, commodity price risks, counterparty risks, environmental risks, drilling risks, reserve risks, and operations and production risks. Certain of these risks are described herein and in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or entering into financing transactions. None of these can be predicted with certainty and, accordingly, are not taken into consideration in the Forward-Looking Statements made herein. Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated contribution to future results of operations are based upon market information as of a specific date. Such market information in certain cases is a function of significant judgment and estimation. For all of the foregoing reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

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

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        --------------------
                                                                                          1999        1998
                                                                                        --------    --------
     OIL AND GAS SALES: (M$)
     Wellhead oil sales...............................................................  $  8,228    $ 11,485
     Effect of Fixed-Price Contract settlements (1)...................................        --         496
                                                                                        --------    --------
     Total oil sales..................................................................  $  8,228    $ 11,981
                                                                                        ========    ========
     Wellhead natural gas sales ......................................................  $ 42,516    $ 52,335
     Effect of Fixed-Price Contract settlements (1)...................................     7,411       3,598
                                                                                        --------    --------
     Total natural gas sales..........................................................  $ 49,927    $ 55,933
                                                                                        ========    ========
     PRODUCTION:
     Oil production (MBbls)...........................................................       742         825
     Natural gas production (MMcf)....................................................    25,468      24,954
     Net equivalent production (MMcfe)................................................    29,922      29,903
     Oil production hedged by Fixed-Price Contracts (MBbls)...........................        --          79
     Gas production hedged by Fixed-Price Contracts (BBtu)............................     8,790      11,330

     AVERAGE SALES PRICE:
     Oil (per Bbl):
       Wellhead price.................................................................  $  11.09    $  13.93
       Effect of Fixed-Price Contract settlements (1).................................        --         .60
                                                                                        --------    --------
       Total..........................................................................  $  11.09    $  14.53
                                                                                        ========    ========
       Average fixed price received under Fixed-Price Contracts.......................  $    n/a    $  22.20
       Net effective realization (2)..................................................       n/a          92%
     Natural gas (per Mcf):
       Wellhead price.................................................................  $   1.67    $   2.10
       Effect of Fixed-Price Contract settlements (1).................................       .29         .14
                                                                                        --------    --------
       Total..........................................................................  $   1.96    $   2.24
                                                                                        ========    ========
       Average fixed price received under Fixed-Price Contracts.......................  $   2.75    $   2.62
       Net effective realization (2)..................................................        92%         92%
     Equivalent price (per Mcfe)......................................................  $   1.94    $   2.27

     EXPENSES: (per Mcfe)
     Operating costs:
       Lease operating................................................................  $    .43    $    .45
       Production taxes...............................................................       .09         .12
     General and administrative.......................................................       .19         .21
     Depreciation, depletion and amortization - oil and gas...........................       .89        1.03

                      ------------------------------------

     (1) - Represents the hedging results from the Company's Fixed-Price Contracts. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts." These amounts do not include any change in derivative fair value included in results of operations for the respective period.
     (2) - Represents the net effective price realized for the Company's hedged production (after consideration for basis results) as a percentage of the fixed prices in the Company's Fixed-Price Contracts. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
     NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. For the quarter ended March 31, 1999, the Company realized net income of $.2 million, or $.00 per share, on total revenue of $63.8 million. This compares with a net loss of $2.0 million, or $0.05 per share, on total revenue of $69.6 million for the first quarter of 1998. Cash flows from operating activities (before working capital changes) for the first quarter of 1999 declined 21% to $28.6 million compared to $36.1 million for the first quarter of 1998. The increase in earnings for the first quarter of 1999 was principally attributable to a significant improvement in cash and non-cash expenses for the period. The decline in operating cash flows was largely due to lower oil and gas prices. Cash flows provided by operating activities after consideration of the net change in working capital increased to $33.0 million from the $29.3 million reported for the first quarter of 1998, primarily due to a greater decrease in accounts receivable and a smaller decrease in accounts payable for the first quarter of 1999 in relation to the prior year quarter.

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

     The net effect of lower gas prices and higher gas production was to decrease gas sales to $49.9 million for the first quarter of 1999 compared to $55.9 million for the first quarter of 1998. The combination of lower oil production and lower oil prices decreased oil sales to $8.2 million compared to $12.0 million reported for the prior-year quarter. The impact of the Company's Fixed-Price Contract settlements for each period was to increase oil and gas sales by $7.4 million for the quarter ended March 31, 1999 and to increase oil and gas sales by $4.1 million for the quarter ended March 31, 1998. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

     CHANGE IN DERIVATIVE FAIR VALUE. Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was found to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company is precluded from being able to utilize the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in fair value of all of the Company's derivatives during these periods were required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of March 31, 1999, and for the quarter then ended, have been restated to reflect this change in accounting. The effect of the restatement was to increase reported results of operations by $6.3 million ($4.3 million after tax) for the quarter ended March 31, 1999. The pretax change in derivative fair value through January 13, 1999 of $6.2 million was partially reduced by a $2.5 million non-cash change in derivative fair value attributable to ineffectiveness and other fair value changes for certain derivatives not qualifying as cash flow hedges pursuant to SFAS 133.

     OTHER INCOME. Other income for the first quarter of 1999 was $1.9 million, approximating the $1.7 million reported

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

for the first quarter of 1998.

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

     INTEREST EXPENSE. Interest expense for the first quarter of 1999 and 1998 was $10.0 million. The net impact of interest rate swaps in effect for the first quarter of 1999 and 1998 was not material. See "Capital Resources and Liquidity -- Credit Facility."

     INCOME TAXES. For the first quarter of 1999, the Company recorded a tax provision of $.1 million on pretax income of $.3 million, an effective rate of 46%. This compares to a tax benefit of $1.3 million provided on a pretax loss of $3.3 million, an effective rate of 38%, for the first quarter of 1998. The effective rate for the first quarter of 1999 was higher than the statutory rate primarily due to the effect of permanent differences created by differences in the tax bases of acquired assets.

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

     The Company's EBITDAX decreased from $46.4 million in the first quarter of 1998 to $38.7 million in the first quarter of 1999 primarily as a result of lower oil and gas prices. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments, exploration costs and change in derivative fair value. LDNG believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

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

     The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At March 31, 1999, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At March 31, 1999, the effective interest rate for borrowings under the Credit Facility was 5.6%, including the effect of interest rate swaps. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

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

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1999, and to meet the Company's margin requirements under its Fixed-Price Contracts. See "Commitments and Capital Expenditures." At March 31, 1999, the Company had working capital of $8.2 million and a current ratio of 1.1 to 1. Total long-term debt outstanding at March 31, 1999 was $618.4 million. The Company's long-term debt as a percentage of its total capitalization was 55%.

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

OUTLOOK FOR FISCAL 1999
     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1999" included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for an expanded discussion of 1999 estimates. Subject to the uncertainties identified in "Forward-Looking Statements," no material modifications to previously disclosed estimates are deemed necessary.

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

FIXED-PRICE CONTRACTS
     DESCRIPTION OF CONTRACTS. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. For the quarter ended March 31, 1999, Fixed-Price Contracts hedged 35% of the Company's natural gas production. As of March 31, 1999, Fixed-Price Contracts are in place to hedge 252 Bcf of the Company's estimated future gas production.

     Reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for a more detailed discussion of the Company's Fixed-Price Contracts.

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

                                   NINE
                                  MONTHS
                                  ENDING             YEARS ENDING DECEMBER 31,           BALANCE
                                DECEMBER 31, -----------------------------------------   THROUGH
                                   1999        2000       2001       2002       2003       2017        TOTAL
                                  ------     --------   --------   --------   --------   --------    ---------
                                             (DOLLARS IN THOUSANDS, EXCEPT PRICE DATA)
    NATURAL GAS SWAPS:
    SALES CONTRACTS
    Contract volumes (BBtu).....     14,670     9,830      7,475      6,405      5,650      17,783      61,813
    Weighted-average fixed price
      per MMBtu (1).............   $   2.34  $   2.46   $   2.47   $   2.67   $   2.92   $    3.29   $    2.73
    Future fixed-price sales....   $ 34,276  $ 24,164   $ 18,446   $ 17,098   $ 16,492   $  58,429   $ 168,905
    Future net revenues (2).....   $  3,666  $  1,746   $  1,101   $  1,886   $  2,683   $  12,715   $  23,797

    PURCHASE CONTRACTS
    Contract volumes (BBtu).....     (8,250)       --         --         --         --          --      (8,250)
    Weighted-average fixed price
      per MMBtu (1).............   $   2.18  $     --   $     --   $     --   $     --   $      --   $    2.18
    Future fixed-price purchases   $(17,992) $     --   $     --   $     --   $     --   $      --   $ (17,992)
    Future net revenues (2).....   $   (577) $     --   $     --   $     --   $     --   $      --   $    (577)

    NATURAL GAS PHYSICAL DELIVERY
      CONTRACTS:
    Contract volumes (BBtu).....     18,187    22,678     23,240     23,115     20,245      71,483     178,948
    Weighted-average fixed price
      per MMBtu (1).............   $   2.78  $   2.94   $   3.06   $   3.21   $   3.47   $    4.32   $    3.58
    Future fixed-price sales....   $ 50,472  $ 66,675   $ 71,109   $ 74,150   $ 70,292   $ 308,529   $ 641,227
    Future net revenues (2).....   $ 10,344  $ 12,311   $ 14,578   $ 16,560   $ 17,724   $  89,216   $ 160,733

    NATURAL GAS COLLARS:
    Contract volumes (BBtu):
      Floor.....................     19,150        --         --         --         --          --      19,150
      Ceiling...................     31,150        --         --         --         --          --      31,150
    Weighted-average fixed price
      per MMBtu (1):
      Floor.....................   $   1.99  $     --   $     --   $     --   $     --   $      --   $    1.99
      Ceiling...................   $   2.09  $     --   $     --   $     --   $     --   $      --   $    2.09
    Future fixed-price sales....   $ 38,114  $     --   $     --   $     --   $     --   $      --   $  38,114
    Future net revenues (2).....   $ (2,689) $     --   $     --   $     --   $     --   $      --   $  (2,689)

    TOTAL NATURAL GAS CONTRACTS (3):
    Contract volumes (BBtu).....     43,757    32,508     30,715     29,520     25,895      89,266     251,661
    Weighted-average fixed price
      per MMBtu (1).............   $   2.40  $   2.79   $   2.92   $   3.09   $   3.35   $    4.11   $    3.30
    Future fixed-price sales....   $104,870  $ 90,839   $ 89,555   $ 91,248   $ 86,784   $ 366,958   $ 830,254
    Future net revenues (2).....   $ 10,744  $ 14,057   $ 15,679   $ 18,446   $ 20,407   $ 101,931   $ 181,264

------------------------------------
   (1) - The Company expects the prices to be realized for its hedged production will vary from the prices shown due to location, quality and other factors which create a differential between wellhead prices and the floating prices under its Fixed-Price Contracts.
   (2) - Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of March 31, 1999, as adjusted for basis. Future net revenues change with changes in market prices and basis. Future net revenues as presented herein are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.
   (3) - Does not include basis swaps with notional volumes by year, as follows:
         1999 - 14.3 TBtu; 2000 - 21.3 TBtu; 2001 - 9.4 TBtu; and 2002 - 5.5
         TBtu.

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

     The estimated fair value of the Company's Fixed-Price Contracts and the associated carrying value as of March 31, 1999 are provided below.

                                                                                      ESTIMATED     CARRYING
                                                                                      FAIR VALUE      VALUE
                                                                                      ----------   ----------
                                                                                          (IN THOUSANDS)
     FIXED-PRICE CONTRACTS AS OF MARCH 31, 1999:
     Natural Gas Swaps:
       Sales Contracts..............................................................  $   18,555   $   18,555
       Purchase Contracts...........................................................        (583)        (583)
     Natural Gas Physical Delivery Contracts........................................      77,686       77,686
     Natural Gas Collars............................................................      (2,689)      (2,689)
     Natural Gas Basis Swaps........................................................      (4,330)      (4,330)
                                                                                      ----------   ----------
     Total..........................................................................  $   88,639   $   88,639
                                                                                      ==========   ==========

     The fair value of Fixed-Price Contracts as of March 31, 1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. In connection with the adoption of SFAS 133, this estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value as reflected in the balance sheet as of March 31, 1999 does not necessarily represent the value a third party would pay to assume the Company's positions. See "Note 6 -- Fixed- Price Contracts" of the Condensed Notes to Consolidated Financial Statements appearing elsewhere in this document.

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

     Reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for an expanded discussion of the Company's interest rate swaps.

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



                            LOUIS DREYFUS NATURAL GAS CORP.
                            ----------------------------------------------------
                            (Registrant)



Date: October 7, 1999       /s/  Jeffrey A. Bonney
                            ----------------------------------------------------
                            Jeffrey A. Bonney
                            Executive Vice President and Chief Financial Officer