Form 10-Q/A
period 1999-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1999-10-07
CIK 912264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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
                                                   ---      ---

40,143,008 shares of common stock, $.01 par value, issued and outstanding at August 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         LOUIS DREYFUS NATURAL GAS CORP.
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1 -- CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
      June 30, 1999 and December 31, 1998....................................  3
Consolidated Statements of Operations:
      Three months and six months ended June 30, 1999 and 1998...............  4
Consolidated Statements of Stockholders' Equity
      June 30, 1999 and December 31, 1998....................................  5
Consolidated Statements of Cash Flows:
      Six months ended June 30, 1999 and 1998................................  6
Condensed Notes to Consolidated Financial Statements.........................  7

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS.................................... 10

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......... 19

PART  II.   OTHER INFORMATION................................................ 22

                                       LOUIS DREYFUS NATURAL GAS CORP.
                                   CONSOLIDATED BALANCE SHEETS (RESTATED)
                                           (DOLLARS IN THOUSANDS)

                                                 A S S E T S
                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1999           1998
                                                                                    ----------     -----------
                                                                                    (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents.........................................................  $    7,983     $    2,539
Receivables:
   Oil and gas sales..............................................................      43,989         37,381
   Joint interest and other, net..................................................       8,056         11,725
   Costs reimbursable by insurance................................................          --          7,200
Fixed-price contracts and other derivatives.......................................      12,313         23,338
Prepaids and other................................................................       2,283          4,572
                                                                                    ----------     ----------
   Total current assets...........................................................      74,624         86,755
                                                                                    ----------     ----------
PROPERTY AND EQUIPMENT, at cost, based on successful efforts
   accounting.....................................................................   1,583,721      1,519,296
Less accumulated depreciation, depletion and amortization.........................    (475,175)      (434,693)
                                                                                    ----------     ----------
                                                                                     1,108,546      1,084,603
                                                                                    ----------     ----------
OTHER ASSETS
Fixed-price contracts and other derivatives.......................................      79,529        107,302
Other, net........................................................................       4,364          5,148
                                                                                    ----------     ----------
                                                                                        83,893        112,450
                                                                                    ----------     ----------
                                                                                    $1,267,063     $1,283,808
                                                                                    ----------     ----------
                                                                                    ----------     ----------

                   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES
Accounts payable..................................................................  $   24,707     $   38,222
Accrued liabilities...............................................................      10,824         10,696
Revenues payable..................................................................      11,109         10,940
Fixed-price contracts and other derivatives.......................................      13,552          2,292
                                                                                    ----------     ----------
   Total current liabilities......................................................      60,192         62,150
                                                                                    ----------     ----------
LONG-TERM DEBT....................................................................     629,637        596,844
                                                                                    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue..................................................................      14,571         15,551
Deferred income taxes.............................................................      42,886         65,116
Fixed-price contracts and other derivatives.......................................      15,882          5,350
Other.............................................................................      20,604         19,336
                                                                                    ----------     ----------
                                                                                        93,943        105,353
                                                                                    ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million shares authorized; no shares
   outstanding....................................................................          --             --
Common stock, par value $.01; 100 million shares authorized; issued and
   outstanding, 40,138,508 and 40,109,758 shares, respectively....................         401            401
Additional paid-in capital........................................................     419,490        419,075
Retained earnings.................................................................       9,741          6,735
Accumulated other comprehensive income ...........................................      53,659         93,250
                                                                                    ----------     ----------
                                                                                       483,291        519,461
                                                                                    ----------     ----------
                                                                                    $1,267,063     $1,283,808
                                                                                    ----------     ----------
                                                                                    ----------     ----------



                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       LOUIS DREYFUS NATURAL GAS CORP.
                             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                               --------------------     ---------------------
                                                                 1999        1998         1999         1998
                                                               -------     --------     --------     --------
                                                              (RESTATED)               (RESTATED)
REVENUES
Oil and gas sales............................................  $70,306     $ 69,481     $128,461     $137,395
Change in derivative fair value..............................   (2,488)          --        1,197           --
Other income.................................................      251          870        2,194        2,552
                                                               -------     --------     --------     --------
                                                                68,069       70,351      131,852      139,947
                                                               -------     --------     --------     --------

EXPENSES
Operating costs..............................................   15,860       17,044       31,453       34,065
General and administrative...................................    5,803        6,336       11,618       12,539
Exploration costs............................................    2,213        9,360        6,152       16,940
Depreciation, depletion and amortization                        29,070       34,250       57,200       66,291
Impairment...................................................       --        9,864           --        9,864
Interest.....................................................   10,233       10,372       20,247       20,418
                                                               -------     --------     --------     --------
                                                                63,179       87,226      126,670      160,117
                                                               -------     --------     --------     --------
Income (loss) before income taxes............................    4,890      (16,875)       5,182      (20,170)
Income tax provision (benefit)...............................    2,042       (6,484)       2,176       (7,736)
                                                               -------     --------     --------     --------
NET INCOME (LOSS)............................................  $ 2,848     $(10,391)    $  3,006     $(12,434)
                                                               -------     --------     --------     --------
                                                               -------     --------     --------     --------

Net income (loss) per share - basic and diluted..............  $   .07     $   (.26)    $    .07     $   (.31)
                                                               -------     --------     --------     --------
                                                               -------     --------     --------     --------

Weighted average diluted common shares.......................   40,414       40,110       40,268       40,104
                                                               -------     --------     --------     --------
                                                               -------     --------     --------     --------



                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (RESTATED)
                                             (IN THOUSANDS)

                                                                                ACCUMULATED
                                                      ADDITIONAL                   OTHER          TOTAL
                                            COMMON     PAID-IN      RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                             STOCK     CAPITAL      EARNINGS       INCOME         EQUITY
                                            ------    ----------    --------   -------------   -------------
BALANCE AT DECEMBER 31, 1998 .............  $  401     $419,075     $ 6,735       $ 93,250       $519,461
Exercise of stock options ................      --          415          --             --            415
                                                                                                 --------
   Sub-total .............................      --           --          --             --        519,876
                                                                                                 --------
Comprehensive loss:
Net income ...............................      --           --       3,006             --          3,006
Other comprehensive loss, net of tax:
   Reclassification adjustments - contract
     settlements .........................      --           --          --         (5,030)        (5,030)
   Change in fixed-price contract and
     other derivative fair value .........      --           --          --        (34,561)       (34,561)
                                                                                                 --------
Total comprehensive loss .................      --           --          --             --        (36,585)
                                            ------     --------     -------       --------       --------
BALANCE AT JUNE 30, 1999 .................  $  401     $419,490     $ 9,741       $ 53,659       $483,291
                                            ------     --------     -------       --------       --------
                                            ------     --------     -------       --------       --------



                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                Page 5 of 23

                        LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          -----------------------
                                                             1999          1998
                                                          ---------     ---------
                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)........................................ $   3,006     $ (12,434)
Items not affecting cash flows:
   Depreciation, depletion and amortization..............    57,200        66,291
   Impairment............................................        --         9,864
   Deferred income taxes.................................     2,036        (8,286)
   Exploration costs.....................................     6,152        16,940
   Change in derivative fair value.......................    (1,197)           --
   Other.................................................      (111)          242
Net change in operating assets and liabilities:
   Accounts receivable...................................     4,261        26,442
   Prepaids and other....................................     2,289         5,973
   Accounts payable......................................   (13,515)      (12,196)
   Accrued liabilities...................................       128        (5,615)
   Revenues payable......................................       169        (2,135)
                                                          ---------     ---------
                                                             60,418        85,086
                                                          ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures.................   (59,457)     (138,333)
Acquisition of oil and gas properties....................   (30,409)       (4,575)
Additions to other property and equipment................      (976)       (1,658)
Proceeds from sale of property and equipment.............     7,034           565
Change in other assets...................................      (143)         (241)
                                                          ---------     ---------
                                                            (83,951)     (144,242)
                                                          ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings............................   240,369       329,514
Repayments of bank borrowings............................  (207,569)     (306,014)
Proceeds from stock options exercised....................       415           324
Change in deferred revenue...............................      (980)         (888)
Change in gains from price-risk management activities....    (2,249)       39,549
Change in other long-term liabilities....................    (1,009)       (2,717)
                                                          ---------     ---------
                                                             28,977        59,768
                                                          ---------     ---------
Change in cash and cash equivalents......................     5,444           612
Cash and cash equivalents, beginning of period...........     2,539         5,538
                                                          ---------     ---------
Cash and cash equivalents, end of period................. $   7,983     $   6,150
                                                          ---------     ---------
                                                          ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest............... $  19,479     $  17,904
Income taxes paid........................................       285           250
                                                          ---------     ---------
                                                          $  19,764     $  18,154
                                                          ---------     ---------
                                                          ---------     ---------



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

NOTE 2 -- RESTATED FINANCIAL STATEMENTS

     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was found to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in fair value of all of the Company's derivatives during these periods were required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of June 30, 1999, and for the three-month and six-month periods then ended, have been restated to reflect this change in accounting. The effect of the restatement is provided below.

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30, 1999               JUNE 30, 1999
                                                ------------------------    -----------------------
                                                                  AS                         AS
                                                   AS         PREVIOUSLY       AS        PREVIOUSLY
                                                RESTATED       REPORTED     RESTATED      REPORTED
                                                --------      ----------    --------     ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Change in derivative fair value ............... $ (2,488)     $ (2,488)     $  1,197     $ (5,038)
Total revenues ................................   68,069        68,069       131,852      125,617
Interest expense ..............................   10,233        10,267        20,247       20,315
Total expenses ................................   63,179        63,213       126,670      126,738
Income (loss) before income taxes .............    4,890         4,856         5,182       (1,121)
Income tax provision (benefit) ................    2,042         1,322         2,176         (471)
Net income (loss) .............................    2,848         3,534         3,006         (650)
Net income (loss) per share - basic and
  diluted......................................      .07           .09           .07         (.02)

                                                                               AS OF JUNE 30, 1999
                                                                            -----------------------
                                                                                             AS
                                                                               AS        PREVIOUSLY
                                                                            RESTATED      REPORTED
                                                                            --------     ----------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Long-term debt............................................................. $629,637     $628,964
Deferred income taxes......................................................   42,886       42,890
Total deferred credits and other
  liabilities..............................................................   93,943       93,947
Retained earnings (deficit)................................................    9,741       (3,185)
Accumulated other comprehensive income.....................................   53,659       67,254
Total stockholders' equity.................................................  483,291      483,960

                        LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                                JUNE 30, 1999


NOTE 3 -- HEDGING

     In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Effective January 13, 1999, substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. See Note 2 -- Restated Financial Statements. Changes in the fair value of derivative instruments which are not designated as hedges, do not qualify as cash flow hedges due to ineffectiveness, or are defined by SFAS 133 as being "fair value hedges," are recorded in earnings as the changes occur. Earnings for the three-months and six-months ended June 30, 1999 included net charges of $2.1 million and $3.6 million, respectively, relating to changes in fair value for Fixed-Price Contracts not qualifying as cash flow hedges and $.4 million and $1.4 million, respectively of net charges relating to Fixed-Price Contract hedge ineffectiveness. In addition, earnings include a $6.2 million gain attributable to an increase in derivative fair value from January 1, 1999 through January 13, 1999.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                                 JUNE 30, 1999


     In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property acquired by the Company in 1997, to market levels from October 1, 1993 forward. KNGSS alleged that it was entitled to a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for summary judgment was filed by a predecessor to the Company in July 1996 and in February 1998, the court ruled in favor of the Company and against KNGSS. KNGSS subsequently filed an appeal which is scheduled to be heard in September 1999. Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

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

     FIXED-PRICE CONTRACTS. The Company is a party to a long-term natural gas physical delivery contract with an independent power producer ("IPP") which sells electrical power under a firm, fixed-price contract to Niagra Mohawk Corporation ("NIMO"), a New York state utility. The ability of this IPP to perform its obligations to the Company is dependent on the continued performance by NIMO of its power purchase obligations to the IPP. NIMO has taken aggressive regulatory, judicial and contractual actions to curtail power purchase obligations from IPPs generally, and in July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with a number of similarly situated IPPs to settle or restructure obligations with them. As a result, the Company terminated a Fixed-Price Contract with one of these settling parties and received a termination payment of $40.1 million in June 1998. This termination amount has been recorded in accumulated other comprehensive income, net of tax effect. However, the IPP with whom the Company still has a contract did not participate in the MRA. This contract which hedges 51 Bcf of natural gas as of June 30, 1999 remains in force and is reflected in the Company's balance sheet at a fair value of $62.0 million. The Company continues to deliver natural gas pursuant to the terms of this contract which expires in 2007. NIMO has continued to seek relief from its contractual obligations under its contract with the IPP in the court system, most recently in a trial in a United States District court. A decision from this trial is expected in the fall of 1999. If NIMO is successful in these efforts, it could have an adverse effect on the ability of the IPP to continue to perform its obligations to the Company and could materially impair the value of the Company's natural gas contract. Although there can be no assurance, Management does not expect that NIMO will ultimately succeed in these efforts.

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

     The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts"). As of June 30, 1999, the Company's Fixed-Price Contracts hedged 243 Bcf of future gas production representing 20% of its estimated proved natural gas reserves at December 31, 1998, at escalating fixed prices. These average fixed prices are presently significantly higher than the forward market prices for natural gas. See "Quantitative and Qualitative Disclosures About Market Risk."

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

     TBTU.   One trillion Btus.


     SELECTED OPERATING DATA. The following table provides certain operating data relating to the Company's operations.

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              ---------------------     --------------------
                                                                1999         1998         1999         1998
                                                              --------     --------     --------     -------
OIL AND GAS SALES: (M$)
Wellhead oil sales .......................................... $ 11,800     $ 11,541     $ 20,028     $ 23,026
Effect of Fixed-Price Contract settlements (1) ..............       --           --           --          496
                                                              --------     --------     --------     --------
Total oil sales ............................................. $ 11,800     $ 11,541     $ 20,028     $ 23,522
                                                              --------     --------     --------     --------
                                                              --------     --------     --------     --------

Wellhead natural gas sales .................................. $ 55,801     $ 54,211     $ 98,317     $106,546
Effect of Fixed-Price Contract settlements (1) ..............    2,705        3,729       10,116        7,327
                                                              --------     --------     --------     --------
Total natural gas sales ..................................... $ 58,506     $ 57,940     $108,433     $113,873
                                                              --------     --------     --------     --------
                                                              --------     --------     --------     --------

PRODUCTION:
Oil production (MBbls) ......................................      760          913        1,502        1,738
Natural gas production (MMcf) ...............................   26,625       24,989       52,093       49,943
Net equivalent production (MMcfe) ...........................   31,183       30,468       61,105       60,371
Percent of oil production hedged by Fixed-Price
  Contracts (%)..............................................        0%           0%           0%           5%
Percent of gas production hedged by Fixed-Price
  Contracts (%)..............................................       72%          46%          54%          46%

AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price ............................................ $  15.53     $  12.64     $  13.33     $  13.25
  Effect of Fixed-Price Contract settlements (1) ............       --           --           --          .28
                                                              --------     --------     --------     --------
  Total ..................................................... $  15.53     $  12.64     $  13.33     $  13.53
                                                              --------     --------     --------     --------
                                                              --------     --------     --------     --------

Natural gas price (per Mcf):
  Wellhead price ............................................ $   2.10     $   2.17     $   1.89     $   2.13
  Effect of Fixed-Price Contract settlements (1) ............      .10          .15          .19          .15
                                                              --------     --------     --------     --------
  Total ..................................................... $   2.20     $   2.32     $   2.08     $   2.28
                                                              --------     --------     --------     --------
                                                              --------     --------     --------     --------
Average sales price (per Mcfe) .............................. $   2.25     $   2.28     $   2.10     $   2.28

OPERATING AND OVERHEAD COSTS: (per Mcfe)
Lease operating expenses .................................... $    .40     $    .45     $    .41     $    .45
Production taxes ............................................      .11          .11          .10          .11
General and administrative ..................................      .19          .21          .19          .21
                                                              --------     --------     --------     --------


Total ....................................................... $    .70     $    .77     $    .70     $    .77
                                                              --------     --------     --------     --------
                                                              --------     --------     --------     --------

CASH OPERATING MARGIN (per Mcfe) ............................ $   1.55     $   1.51     $   1.40     $   1.51

DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS ...... $    .89     $   1.08     $    .89     $   1.05

-------------------------
(1) - Represents the hedging results from the Company's Fixed-Price Contracts. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts." These amounts do not include any change in derivative fair value included in results of operations for the respective period.

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. For the quarter ended June 30, 1999, the Company realized net income of $2.8 million, or $.07 per share, on total revenue of $68.1 million. This compares to a net loss of $10.4 million, or $.26 per share, on total revenue of $70.4 million for the second quarter of 1998. Cash flows from operating activities (before working capital changes) for the second quarter of 1999 grew 5% to $38.5 million compared to $36.5 million for the second quarter of 1998. Growth in total production and lower cash expenses were the principal reasons for the increase in operating cash flows, more than offsetting the effects of lower average oil and gas prices for the current year period. Results of operations for the quarter ended June 30, 1999 were enhanced by improved lease operating and overhead costs on a unit of production basis and lower exploration costs and oil and gas depletion. Cash flows provided by operating activities after consideration of the net change in working capital decreased to $27.5 million from the $55.8 million reported for the second quarter of 1998, primarily due to an increase in accounts receivable and a decrease in accounts payable.

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

     The net effect of higher gas production and lower gas prices increased gas sales to $58.5 million for the second quarter of 1999 compared to $57.9 million for the second quarter of 1998. The net effect of higher oil prices and lower oil production increased oil sales to $11.8 million compared to $11.5 million reported for the prior-year quarter. The impact of the Company's Fixed-Price Contract settlements for each period was to increase gas sales by $2.7 million for the quarter ended June 30, 1999 and to increase gas sales by $3.7 million for the quarter ended June 30, 1998. See "Quantitative and Qualitative Disclosures About Market Risk."

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

     INTEREST EXPENSE. Interest expense for the second quarter of 1999 was $10.2 million compared to $10.4 million for the second quarter of 1998. The net impact of interest rate swaps in effect for the second quarter of 1999 and 1998 was not material. See "Capital Resources and Liquidity - Credit Facility."

     INCOME TAXES. For the second quarter of 1999, the Company recorded a tax provision of $2.0 million on pretax income of $4.9 million, an effective rate of 42%. This compares to a tax benefit of $6.5 million on pretax loss of $16.9 million, an effective rate of 38%, for the second quarter of 1998.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     NET INCOME AND CASH FLOWS FROM OPERATING ACTIVITIES. The Company realized net income of $3.0 million, or $.07 per share, on total revenue of $131.9 million for the six months ended June 30, 1999. This compares with a net loss of $12.4 million, or $.31 per share, on total revenue of $139.9 million for the six months ended June 30, 1998. Cash flows from operating activities (before working capital changes) for the first six months of 1999 were $67.1 million, compared to $72.6 million for the first six months of 1998, a decrease of 8%. The decline in operating cash flows for the current year six-month period was primarily the result of lower oil and gas prices in relation to those received for the first six months of 1998. This price decline was partially offset by a 9% improvement in lease operating and overhead costs on a unit of production basis. Reductions in exploration costs, oil and gas depletion and impairment expense were the principal reasons for the improvement in current period operating results. Cash flows provided by operating activities after consideration of the net change in working capital decreased to $60.4 million from the $85.1 million reported for the second quarter of 1998, primarily due to lower oil and gas prices discussed above and a smaller decrease in accounts receivable relative to the comparable period of 1998.

     PRODUCTION. The Company's total production was 61.1 Bcfe for the first six months of 1999 compared to 60.4 Bcfe for the comparable prior-year period, an increase of 1%. Gas production increased to 52.1 Bcf compared to
49.9 Bcf for the first half of 1998, an increase of 4%. Oil production for the first six months of 1999 decreased 14% to 1.5 MMBbls compared to 1.7 MMBbls for the first six months of 1998.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The Company's gas production yielded an average price of $2.08 per Mcf, a decrease of 9% compared to $2.28 per Mcf for the prior-year six-month period. The Company's average gas price for the first six months of 1999 was enhanced $.19 per Mcf as a result of the Company's hedging activities. The average gas price for the first six months of 1998 was enhanced $.15 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first half of 1999 was $13.33 per Bbl compared to $13.53 per Bbl for the first half of 1998, a decline of 1%. No fixed-price oil contracts were in effect during the current year six-month period. Fixed-Price Contracts in effect during the prior-year six-month period increased the average oil price by $.28 per Bbl.

     The net effect of higher gas production and lower gas prices decreased gas sales to $108.4 million for the first six months of 1999 compared to $113.9 million for the first six months of 1998. The combination of lower oil production and lower oil prices decreased oil sales to $20.0 million compared to $23.5 million reported for the prior-year six-month period. The impact of the Company's Fixed-Price Contract settlements for each period was to increase oil and gas sales by $10.1 million for the six months ended June 30, 1999 and to increase oil and gas sales by $7.8 million for the six months ended June 30, 1998. See "Quantitative and Qualitative Disclosures About Market Risk."

     CHANGE IN DERIVATIVE FAIR VALUE. Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was found to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in fair value of all of the Company's derivatives during these periods were required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of June 30, 1999, and for the three-month and the six-month periods then ended, have been restated to reflect this change in accounting. The effect of the restatement was to decrease reported results of operations by $.7 million for the three months ended June 30, 1999 and to increase reported results of operations by $3.7 million for the six months ended June 30, 1999. Change in derivative fair value for the six months ended June 30, 1999 reflected a $6.2 million pretax gain attributable to the change in contract fair value occurring between January 1, 1999 and January 13, 1999.

     Pursuant to this standard, the changes in fair value of certain of the Company's derivative contracts and the ineffective portion of any cash flow hedge are reflected in earnings as the changes occur. These changes in fair value resulted in a $5.0 million non-cash charge for the six months ended June 30, 1999, partially offsetting the $6.2 million gain described above. Results of operations will continue to be affected by changes in fair value for these contracts, the amount and timing of which cannot be predicted. See "Quantitative and Qualitative Disclosures About Market Risk."

     OTHER INCOME. Other income for the first six months of 1999 was $2.2 million, a modest decline compared to $2.6 million for the first six months of 1998.

     OPERATING COSTS. Operating costs for the first six months of 1999 were comprised of $25.3 million of lease operating expenses and $6.1 million of production taxes. This compares to $27.2 million of lease operating expenses and $6.9 million of production taxes for the first six months of 1998. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. Lease operating expenses on a natural gas equivalent unit of production basis improved to $.41 per Mcfe compared to $.45 per Mcfe for the six months ended June 30, 1998. The decrease in production taxes is primarily the result of lower oil and gas prices in the first six months of 1999.

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

     IMPAIRMENT. There was no impairment charge recorded for the first six months of 1999. For the six month period ended June 30, 1998, the Company recorded an impairment charge of $9.9 million as a result of an impairment review conducted in response to a significant decline in oil prices for such period. This review identified one offshore field which had a net book value in excess of estimated future net revenues for the field, which resulted in the impairment charge.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 was $20.2 million compared to $20.4 million for the six months ended June 30, 1998. The net impact of interest rate swaps in effect for the first six months of 1999 and 1998 was immaterial. See "Capital Resources and Liquidity - Credit Facility."

     INCOME TAXES. For the first half of 1999 the Company recorded a tax provision of $2.2 million on pretax income of $5.2 million, an effective rate of 42%. This compares to a tax benefit of $7.7 million provided on a pretax loss of $20.2 million, an effective rate of 38%, for the first half of 1998.

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOWS. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the six months ended June 30, 1999 and 1998, the Company expended $89.9 million and $142.9 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the six-month periods. See "Commitments and Capital Expenditures." Certain of these investments include expenditures which under successful efforts accounting are expensed as incurred or if unsuccessful in discovering new reserves. Investing activities for the six months ended June 30, 1999 and 1998 included $2.5 million and $15.1 million respectively of costs which have been expensed as exploration costs in the statement of operations for the corresponding periods. Cash flows from operating activities before changes in working capital for the six months ended June 30, 1999 and 1998 were $67.1 million and $72.6 million, representing 75% and 51%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in lower cash flows from operating activities, which could, in turn, impact the amount of capital invested by the Company. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

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

     The Company's EBITDAX decreased to $87.6 million for the first six months of 1999 from $93.3 million for the first six months of 1998. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments, exploration costs and change in derivative fair value. EBITDAX decreased primarily as a result of lower oil and gas prices in relation to those received for the first six months of 1998. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1999, and to meet the Company's margin requirements under its Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Quantitative and Qualitative Disclosures About Market Risk." At June 30, 1999, the Company had working capital of $14.4 million and a current ratio of 1.2 to 1. Total long-term debt outstanding at June 30, 1999 was $629.6 million. The Company's long-term debt as a percentage of its total capitalization was 57%.

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

    The Company has not identified a "worst case scenario" that is reasonably likely to cause a material interruption of its business activities, to cause a material environmental event, to cause it not to meet a material contractual obligation, or to otherwise have a material adverse effect on its operations. Accordingly, the Company has not formalized a contingency plan to address Year 2000 non-compliance. The Company plans to continue to evaluate the status of its Year 2000 plan throughout 1999 and to evaluate whether such a contingency plan is advisable.

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

                                               SIX
                                              MONTHS
                                              ENDING               YEARS ENDING DECEMBER 31,              BALANCE
                                           DECEMBER 31,   -------------------------------------------     THROUGH
                                               1999         2000       2001         2002       2003         2017         TOTAL
                                           ------------   -------     -------     -------     -------     --------     --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PRICE DATA)
NATURAL GAS SWAPS:
SALES CONTRACTS
Contract volumes (BBtu) ...................     9,353       9,830       7,475       6,405       5,650       17,783       56,496
Weighted-average fixed price
  per MMBtu (1) ........................... $    2.36     $  2.46     $  2.47     $  2.67     $  2.92     $   3.29     $   2.77
Future fixed-price sales .................. $  22,112     $24,164     $18,446     $17,098     $16,492     $ 58,430     $156,742
Future net revenues (2) ................... $    (835)    $   179     $    59     $ 1,085     $ 2,086     $ 10,784     $ 13,358

PURCHASE CONTRACTS
Contract volumes (BBtu) ...................    (5,520)         --          --          --          --           --       (5,520)
Weighted-average fixed price
  per MMBtu (1) ........................... $    2.18     $    --     $    --     $    --     $    --     $     --     $   2.18
Future fixed-price purchases .............. $ (12,038)    $    --     $    --     $    --     $    --     $     --     $(12,038)
Future net revenues (2) ................... $   1,589     $    --     $    --     $    --     $    --     $     --     $  1,589

NATURAL GAS PHYSICAL DELIVERY
  CONTRACTS:
Contract volumes (BBtu) ...................    12,143      22,678      23,240      23,115      20,245       71,483      172,904
Weighted-average fixed price
  per MMBtu (1) ........................... $    2.81     $  2.94     $  3.06     $  3.21     $  3.47     $   4.32     $   3.61
Future fixed-price sales .................. $  34,137     $66,675     $71,109     $74,150     $70,292     $308,529     $624,892
Future net revenues (2) ................... $   2,549     $ 7,749     $ 9,699     $10,973     $11,157     $ 40,406     $ 82,533

NATURAL GAS COLLARS:
Contract volumes (BBtu):
  Floor ...................................    12,052          --          --          --          --           --       12,052
  Ceiling .................................    19,320          --          --          --          --           --       19,320
Weighted-average fixed price
  per MMBtu (1):
  Floor ................................... $    2.01     $    --     $    --     $    --     $    --     $     --     $   2.01
  Ceiling ................................. $    2.10     $    --     $    --     $    --     $    --     $     --     $   2.10
Future fixed-price sales .................. $  40,572     $    --     $    --     $    --     $    --     $     --     $ 40,572
Future net revenues (2) ................... $  (6,610)    $    --     $    --     $    --     $    --     $     --     $ (6,610)

TOTAL NATURAL GAS CONTRACTS (3):
Contract volumes (BBtu) ...................    35,296      32,508      30,715      29,520      25,895       89,266      243,200
Weighted-average fixed price
  per MMBtu (1) ........................... $    2.40     $  2.79     $  2.92     $  3.09     $  3.35     $   4.11     $   3.33
Future fixed-price sales .................. $  84,783     $90,839     $89,555     $91,248     $86,784     $366,959     $810,168
Future net revenues (2) ................... $  (3,307)    $ 7,928     $ 9,758     $12,058     $13,243     $ 51,190     $ 90,870

-----------------------

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

                                                              ESTIMATED
                                                             FAIR VALUE
                                                            ------------
                                                           (IN THOUSANDS)
Derivative assets:
     Fixed-price natural gas swaps:
       Sales contracts..................................... $  15,357
       Purchase contracts..................................     1,558
     Fixed-price natural gas collars.......................       455
     Fixed-price natural gas delivery contracts............    70,195
     Interest rate swaps - fixed...........................     4,277
Derivative liabilities:
     Fixed-price natural gas swaps - sales contracts.......    (5,813)
     Fixed-price natural gas collars.......................    (7,065)
     Fixed-price natural gas delivery contracts............   (12,518)
     Natural gas basis swaps...............................    (3,943)
     Interest rate swaps - fixed...........................       (95)
                                                            ---------
     Total................................................. $  62,408
                                                            ---------
                                                            ---------


     The fair value of Fixed-Price Contracts as of June 30, 1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value as reflected in the balance sheet as of June 30, 1999 does not necessarily represent the value a third party would pay to assume the Company's positions. See "Note 5 -- Contingencies" of the Condensed Notes to Consolidated Financial Statements appearing elsewhere in this document.

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

                                       LOUIS DREYFUS NATURAL GAS CORP.
                                       -------------------------------
                                       (Registrant)



Date: October 7, 1999                   /s/ Jeffrey A. Bonney
                                        ------------------------------
                                        Jeffrey A. Bonney
                                        Executive Vice President and
                                        Chief Financial Officer