Form 10-Q
period 1999-09-30
LOUIS DREYFUS NATURAL GAS CORP
filed 1999-11-12
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1999

                                   or

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
                                               -----   -----
40,225,651 shares of common stock, $.01 par value, issued and outstanding at November 10, 1999.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

Item 1 -- CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  September 30, 1999 and December 31, 1998 . . . . . . . . . . . . . . . 3
Consolidated Statements of Operations:
  Three months and nine months ended September 30, 1999 and 1998 . . . . 5
Consolidated Statements of Cash Flows:
  Nine months ended September 30, 1999 and 1998. . . . . . . . . . . . . 6
Condensed Notes to Consolidated Financial Statements . . . . . . . . . . 7

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .10

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . .24

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . .29

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                 September 30,   December 31,
                                                      1999           1998
                                                 -------------  -------------
                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . $       6,055  $       2,539
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . .        47,033         37,381
 Joint interest and other, net . . . . . . . . .         8,702         11,725
 Costs reimbursable by insurance . . . . . . . .            --          7,200
Fixed-price contracts and other derivatives. . .        48,352         23,338
Prepaids and other . . . . . . . . . . . . . . .         3,057          4,572
                                                 -------------  -------------
Total current assets. . . . . . . . . . . . . .       113,199         86,755
                                                 -------------  -------------

PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . . . .     1,606,324      1,519,296
Less accumulated depreciation, depletion
  and amortization . . . . . . . . . . . . . . .      (492,530)      (434,693)
                                                 -------------  -------------
                                                     1,113,794      1,084,603
                                                 -------------  -------------

OTHER ASSETS
Fixed-price contracts and other derivatives. . .        19,345        107,302
Other, net . . . . . . . . . . . . . . . . . . .         4,374          5,148
                                                 -------------  -------------
                                                        23,719        112,450
                                                 -------------  -------------
                                                 $   1,250,712  $   1,283,808
                                                 =============   ============

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
                                                 September 30,   December 31,
                                                      1999           1998
                                                 -------------  -------------
                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . $      32,961  $      38,222
Accrued liabilities. . . . . . . . . . . . . . .        17,133         10,696
Revenues payable . . . . . . . . . . . . . . . .        11,241         10,940
Fixed-price contracts and other derivatives. . .        15,229          2,292
                                                 -------------  -------------
 Total current liabilities . . . . . . . . . . .        76,564         62,150
                                                 -------------  -------------
LONG-TERM DEBT . . . . . . . . . . . . . . . . .       604,334        596,844
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . .        14,054         15,551
Deferred income taxes. . . . . . . . . . . . . .        37,522         65,116
Fixed-price contracts and other derivatives. . .        21,430          5,350
Other. . . . . . . . . . . . . . . . . . . . . .        21,469         19,336
                                                 -------------  -------------
                                                        94,475        105,353
                                                 -------------  -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . .            --             --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 40,223,401 and 40,109,758 shares, respectively.           402            401
Additional paid-in capital . . . . . . . . . . .       420,750        419,075
Retained earnings. . . . . . . . . . . . . . . .        19,665          6,735
Accumulated other comprehensive income . . . . .        34,522         93,250
                                                 -------------  -------------
                                                       475,339        519,461
                                                 -------------  -------------
                                                 $   1,250,712  $   1,283,808
                                                 =============  =============

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)


                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,

                                      ------------------  ------------------
                                        1999      1998      1999      1998
                                      --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . .  $ 77,780  $ 67,472  $206,241  $204,867
Change in derivative fair value. . .    (2,510)       --    (1,313)       --
Other income . . . . . . . . . . . .     9,298     1,362    11,492     3,914
                                      --------  --------  --------  --------
                                        84,568    68,834   216,420   208,781
                                      --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . .    17,348    16,495    48,801    50,560
General and administrative . . . . .     6,050     6,439    17,668    18,978
Exploration costs. . . . . . . . . .     4,979     9,707    11,131    26,647
Depreciation, depletion and
  amortization . . . . . . . . . . .    29,423    34,718    86,623   101,009
Impairment . . . . . . . . . . . . .        --        --        --     9,864
Interest . . . . . . . . . . . . . .    10,400    10,132    30,647    30,550
                                      --------  --------  --------  --------
                                        68,200    77,491   194,870   237,608
                                      --------  --------  --------  --------
Income (loss) before income taxes. .    16,368    (8,657)   21,550   (28,827)
Income tax provision (benefit) . . .     6,444    (3,218)    8,620   (10,954)
                                      --------  --------  --------  --------
NET INCOME (LOSS). . . . . . . . . .  $  9,924  $ (5,439) $ 12,930  $(17,873)
                                      ========  ========  ========  ========
Net income (loss) per share:
Basic. . . . . . . . . . . . . . . .  $    .25  $   (.14) $    .32  $   (.45)
                                      ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . .  $    .24  $   (.14) $    .32  $   (.45)
                                      ========  ========  ========  ========
Weighted average number of common
 shares:
Basic. . . . . . . . . . . . . . . .    40,161    40,110    40,131    40,106
                                      ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . .    40,590    40,110    40,360    40,106
                                      ========  ========  ========  ========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              1999      1998
                                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 12,930  $(17,873)
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . .     86,623   101,009
 Impairment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --     9,864
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      8,400   (11,779)
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,131    26,647
 Change in derivative fair value. . . . . . . . . . . . . . . . . . . . .      1,313        --
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46       359
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .        571    30,369
 Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,515     7,318
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,261)  (19,812)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,437    (3,617)
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        301    (5,055)
                                                                            --------  --------
                                                                             123,006   117,430
                                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . .    (94,347) (191,455)
Acquisition of oil and gas properties . . . . . . . . . . . . . . . . . .    (34,287)   (5,197)
Additions to other property and equipment . . . . . . . . . . . . . . . .     (1,537)   (2,528)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . .      7,048     1,733
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .       (353)     (893)
                                                                            --------  --------
                                                                            (123,476) (198,340)
                                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . .    328,469   416,614
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . .   (320,969) (387,514)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . .      1,601       324
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .     (1,497)    9,393
Change in gains from price-risk management activities . . . . . . . . . .     (3,343)   38,770
Change in other long-term liabilities . . . . . . . . . . . . . . . . . .       (275)    2,994
                                                                            --------  --------
                                                                               3,986    80,581
                                                                            --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . .      3,516      (329)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .      2,539     5,538
                                                                            --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .   $  6,055  $  5,209
                                                                            ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . .   $ 24,230  $ 21,518
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        753       255
                                                                            --------  --------
                                                                            $ 24,983  $ 21,773
                                                                            ========  ========
                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              SEPTEMBER 30, 1999


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- HEDGING

  In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps were designated as cash flow hedges. Changes in the fair value of derivative instruments which (1) are not designated as hedges, (2) do not qualify as cash flow hedges due to ineffectiveness, or (3) are defined by SFAS 133 as "fair value hedges," are recorded in earnings as the changes occur. Earnings for the three-months and nine-months ended September 30, 1999 included net charges of $2.5 million and $1.3 million, respectively, relating to non-cash changes in fair value for certain Fixed-Price Contracts.

NOTE 3 -- ACQUISITIONS

  In late March 1999, the Company acquired additional working interests in three offshore platforms for $20.5 million. The acquired interests included
21.4 Bcfe of proved reserves, approximately 90% of which were natural gas reserves. Oil and gas production from the acquired properties at March 31,

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              SEPTEMBER 30, 1999

1999 was approximately 17 MMcfe per day. In May 1999, the Company acquired interests in six producing Lower Wilcox wells located in Lavaca County, Texas, for $9 million. These acquired properties produced 3.5 MMcfe of oil and natural gas per day with estimated proved reserves of 12 Bcfe at the date of acquisition. The purchase method was used to account for both acquisitions.

NOTE 4 -- CONTINGENCIES

  Litigation. In December 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by liens on assets of Midcon, in settlement of disputes in connection with this litigation. Midcon paid $3.0 million to the Company prior to its filing for bankruptcy in December 1996. In July 1999, an agreement was reached between the Company and the Trustee to the Midcon bankruptcy case, which provided for the payment of $8.6 million to the Company in satisfaction of its claims against the estate. The settlement was approved by the Bankruptcy Court in August 1999 and payment was made to the Company. Receipt of the settlement proceeds has been reflected in earnings and operating cash flows in the third quarter of 1999.

  In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property acquired by the Company in 1997, to market levels from October 1, 1993 forward. KNGSS alleged that it was entitled to a refund of approximately $7.7 million for the period through September 1996. KNGSS has not updated its refund claim through the present date. A motion for summary judgment was filed by a predecessor to the Company in July 1996, and in February 1998 the court ruled in favor of the Company and against KNGSS. KNGSS subsequently filed an appeal which has been heard and is under advisement by the Court. Although the Company cannot predict the ultimate outcome of this proceeding, it will continue to vigorously defend its interests in this case and does not expect the outcome of the case to have a material adverse impact on its financial position or results of operations.

  The Company was also a party to other litigation as of September 30, 1999. One of the more significant of such legal claims was an alleged underpayment of royalty of $2.8 million, plus damages. The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              SEPTEMBER 30, 1999

NOTE 5 -- SUBSEQUENT EVENT

  The Company was a party to a long-term natural gas physical delivery contract with an independent power producer ("IPP") which sold electrical power under a firm, fixed-price contract to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of September 30, 1999, this contract hedged 50 Bcf of future natural gas production. The ability of the IPP to perform its obligations to the Company was dependent on the continued performance by NIMO of its power purchase obligations to the IPP. NIMO had taken aggressive regulatory, judicial and contractual actions to curtail power purchase obligations from IPPs generally, including the IPP counterparty to the Company's gas contract. In settlement of litigation initiated by NIMO against this IPP, an agreement was reached in late October 1999 between the respective parties to terminate the power contract in exchange for a cash payment from NIMO. In connection with this agreement, the Company agreed to the termination of its gas contract with the IPP in exchange for a cash payment to the Company of approximately $44 million. The carrying value of this contract as of September 30, 1999 has been adjusted to reflect the termination settlement amount provided in the agreement. The after-tax value of the termination payment will remain in accumulated other comprehensive income to be amortized into earnings over the original contract term. Closing is anticipated to occur in November 1999. The termination payment proceeds will be applied to reduce outstanding indebtedness.

NOTE 6 -- COMPREHENSIVE LOSS

Components of comprehensive loss for the three-month and the nine-month periods ended September 30, 1999, are as follows:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Net income (loss). . . . . . . . . .  $  9,924  $ (5,439)  $ 12,930  $(17,873)
Other comprehensive loss, net of tax:
  Reclassification adjustments -
   contract settlements . . . . . . .      641        --     (4,389)       --
  Change in fixed-price contract and
   other derivative fair value . . .   (19,778)       --    (54,339)       --
                                      --------  --------   --------  --------
Comprehensive loss . . . . . . . . .  $ (9,213) $ (5,439)  $(45,798) $(17,873)
                                      ========  ========   ========  ========

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

  The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, basis swaps (collectively "Fixed-Price Contracts"). As of September 30, 1999, the Company's Fixed-Price Contracts hedged 223 Bcfe of future oil and gas production representing 17% of its estimated proved oil and gas reserves at December 31, 1998, at escalating fixed prices. See "Quantitative and Qualitative Disclosures About Market Risk."

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1999      1998      1999      1998
                                       --------  --------  --------  --------
OIL AND GAS SALES: (M$)
Wellhead oil sales . . . . . . . . . . $ 14,487  $ 10,436  $ 34,515  $ 33,462
Effect of Fixed-Price Contract
  settlements (1). . . . . . . . . . .     (259)       --      (259)      496
                                       --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . $ 14,228  $ 10,436  $ 34,256  $ 33,958
                                       ========  ========  ========  ========
Wellhead natural gas sales . . . . . . $ 69,663  $ 49,410  $167,980  $155,956
Effect of Fixed-Price Contract
  settlements (1). . . . . . . . . . .   (6,111)    7,626     4,005    14,953
                                       --------  --------  --------  --------
Total natural gas sales. . . . . . . . $ 63,552  $ 57,036  $171,985  $170,909
                                       ========  ========  ========  ========
PRODUCTION:
Oil production (MBbls) . . . . . . . .      730       877     2,232     2,615
Natural gas production (MMcf). . . . .   27,611    25,279    79,704    75,222
Net equivalent production (MMcfe). . .   31,989    30,543    93,094    90,914
Percent of oil production hedged by
  Fixed-Price Contracts (%). . . . . .      20%        0%        7%        3%
Percent of gas production hedged by
  Fixed-Price Contracts (%). . . . . .      77%       55%       62%       49%
AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price . . . . . . . . . . . $  19.85  $  11.90  $  15.47  $  12.79
  Effect of Fixed-Price Contract
    settlements (1). . . . . . . . . .     (.35)       --      (.12)      .19
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $  19.50  $  11.90  $  15.35  $  12.98
                                       ========  ========  ========  ========
Natural gas price (per Mcf):
  Wellhead price . . . . . . . . . . . $   2.52  $   1.96  $   2.11  $   2.07
  Effect of Fixed-Price Contract
   settlements (1) . . . . . . . . . .     (.22)      .30       .05       .20
                                       --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . $   2.30  $   2.26  $   2.16  $   2.27
                                       ========  ========  ========  ========
Average sales price (per Mcfe) . . . . $   2.43  $   2.21  $   2.22  $   2.25

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

SELECTED OPERATING DATA, continued
                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1999      1998      1999      1998
                                       --------  --------  --------  --------
OPERATING AND OVERHEAD COSTS: (per Mcfe)
Lease operating expenses . . . . . . . $    .40  $    .43  $    .41  $    .45
Production taxes . . . . . . . . . . .      .14       .11       .11       .11
General and administrative . . . . . .      .19       .21       .19       .21
                                       --------  --------  --------  --------
Total. . . . . . . . . . . . . . . . . $    .73  $    .75  $    .71  $    .77
                                       ========  ========  ========  ========
CASH OPERATING MARGIN (per Mcfe) . . . $   1.70  $   1.46  $   1.51  $   1.48

DEPRECIATION, DEPLETION AND
 AMORTIZATION - OIL AND GAS. . . . . . $    .89  $   1.09  $    .89  $   1.07
-----------------------

(1) - Represents the hedging results from the Company's Fixed-Price Contracts. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts." These amounts do not include any change in derivative fair value included in results of operations for the respective period.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998
  Net Income and Cash Flows from Operating Activities. For the quarter ended September 30, 1999, the Company realized net income of $9.9 million, or $.24 per share, on total revenue of $84.6 million. This compares to a net loss of $5.4 million, or $.14 per share, on total revenue of $68.8 million for the third quarter of 1998. Cash flows from operating activities (before working capital changes) for the third quarter of 1999 grew 50% to $53.4 million compared to $35.6 million for the third quarter of 1998. The increase in earnings and operating cash flows for the quarter was primarily the result of higher oil and gas prices and natural gas production, and a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation. Earnings for the quarter ended September 30, 1999 also benefited from lower exploration costs and oil and gas depletion. Cash flows provided by operating activities after consideration of the net change in working capital increased to $62.6 million from the $32.3 million reported for the third quarter of 1998, primarily due to the reasons identified above. In addition, operating cash flows for the third quarter benefitted from an

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

increase in accounts payable.

  Production. The Company produced 32.0 Bcfe for the third quarter of 1999 compared to 30.5 Bcfe for the prior year third quarter, an increase of 5%.
Gas production increased to 27.6 Bcf compared to 25.3 Bcf for the third quarter of 1998, an increase of 9%. Oil production for the third quarter of 1999 decreased 17% to 730 MBbls compared to 877 MBbls for the prior-year third quarter.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.43 per Mcfe for the quarter ended September 30, 1999, an increase of 10% from the $2.21 per Mcfe received for the third quarter of 1998. The Company's gas production yielded an average price of $2.30 per Mcf, an increase of 2% compared to $2.26 per Mcf for the prior-year third quarter. The Company's average gas price for the 1999 third quarter decreased $.22 per Mcf as a result of the Company's hedging activities. The average gas price for the third quarter of 1998 was enhanced $.30 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the third quarter of 1999 was $19.50 per Bbl an increase of 64% from the $11.90 per Bbl received for the prior-year third quarter. The average oil price for the third quarter of 1999 decreased $.35 per Bbl as a result of the Fixed-Price Contracts in effect for that period. No fixed-price oil contracts were in effect during the third quarter of 1998.

  The net effect of higher gas production and higher gas prices increased gas sales to $63.6 million for the third quarter of 1999 compared to $57.0 million for the third quarter of 1998. The net effect of higher oil prices and lower oil production increased oil sales to $14.2 million compared to $10.4 million reported for the prior-year quarter. The aggregate impact of the Company's Fixed-Price Contract settlements for each period was to decrease oil and gas sales by $6.4 million for the quarter ended September 30, 1999 and to increase gas sales by $7.6 million for the quarter ended September 30, 1998. See "Quantitative and Qualitative Disclosures About Market Risk."

  Change in Derivative Fair Value. The Company adopted SFAS 133 in October 1998. Pursuant to this standard, the changes in fair value of certain of the Company's derivative contracts and the ineffective portion of cash flow hedges are reflected in earnings as the changes occur. These changes in fair value resulted in a $2.5 million non-cash charge for the third quarter of 1999. Results of operations will continue to be affected by changes in fair value for these contracts, the amount and timing of which cannot be predicted. See "Quantitative and Qualitative Disclosures About Market Risk."

  Other Income. Other income for the second quarter of 1999 was $9.3 million, an increase of $7.9 million compared to $1.4 million for the third quarter of 1998. This increase was primarily the result of a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Operating Costs. Operating costs for the third quarter of 1999 were comprised of $12.9 million of lease operating expenses and $4.4 million of production taxes. This compares to $13.3 million of lease operating expenses and $3.2 million of production taxes for the third quarter of 1998. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. Lease operating expenses on a natural gas equivalent unit of production basis decreased to $.40 per Mcfe for the three months ended September 30, 1999 compared to $.43 for the three months ended September 30, 1998. The increase in production taxes is primarily the result of higher oil and gas prices for the third quarter of 1999 compared to the third quarter of 1998.

  General and Administrative Expense. General and administrative expense ("G&A") for the third quarter of 1999 was $6.1 million, a decrease of 6% from the prior-year third quarter amount of $6.4 million. This decrease is primarily attributable to cost reduction measures implemented by the Company in the first quarter of 1999. On a natural gas equivalent unit of production basis, G&A decreased to $.19 per Mcfe for the 1999 third quarter compared to $.21 per Mcfe for the 1998 third quarter.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $5.0 million for the quarter ended September 30, 1999, compared to $9.7 million for the third quarter of 1998. The 1999 amount consists of $3.3 million of leasehold impairments, $1.6 million of seismic acquisition and other geological and geophysical costs and $.1 million of dry hole costs. The 1998 amount consists of $.8 million of leasehold impairments, $1.3 million of seismic acquisition costs and other geological and geophysical costs and $7.6 million of dry hole costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the third quarter of 1999 was $29.4 million compared to $34.7 million for the prior-year third quarter. This decrease in DD&A is attributable to a decrease in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $.89 for the 1999 third quarter compared to $1.09 for the third quarter of 1998. This decrease was primarily the result of 1998 reserve additions added at favorable finding and development costs and to an impairment charge recognized in the fourth quarter of 1998.

  Interest Expense. Interest expense for the third quarter of 1999 was $10.4 million compared to $10.1 million for the third quarter of 1998. The net impact of interest rate swaps in effect for the third quarter of 1999 and 1998 was not material. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the third quarter of 1999, the Company recorded a tax provision of $6.4 million on pretax income of $16.4 million, an effective rate

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

of 39%. This compares to a tax benefit of $3.2 million on pretax loss of $8.7 million, an effective rate of 37%, for the third quarter of 1998.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

  Net Income and Cash Flows from Operating Activities. The Company realized net income of $12.9 million, or $.32 per share, on total revenue of $216.4 million for the nine months ended September 30, 1999. This compares with a net loss of $17.9 million, or $.45 per share, on total revenue of $208.8 million for the nine months ended September 30, 1998. Cash flows from operating activities (before working capital changes) for the first nine months of 1999 were $120.4 million, compared to $108.2 million for the first nine months of 1998, an increase of 11%. The increase in earnings and operating cash flows for the current nine-month period was primarily the result of higher oil prices and natural gas production, and a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation. Reductions in exploration costs and oil and gas depletion also benefitted current period operating results. Cash flows provided by operating activities after consideration of the net change in working capital increased to $123.0 million from the $117.4 million reported for the third quarter of 1998, primarily due to the reasons identified above. In addition, operating cash flows for the 1998 nine-month period benefitted from the collection of an insurance claim receivable.

  Production. The Company's total production was 93.1 Bcfe for the first nine months of 1999 compared to 90.9 Bcfe for the comparable prior-year period, an increase of 2%. Gas production increased to 79.7 Bcf compared to 75.2 Bcf for the first nine months of 1998, an increase of 6%. Oil production for the first nine months of 1999 decreased 15% to 2.2 MMBbls compared to 2.6 MMBbls for the first nine months of 1998.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.22 per Mcfe for the first nine months of 1999, a decrease of 1% from the $2.25 per Mcfe received for the first nine months of 1998. The Company's gas production yielded an average price of $2.16 per Mcf, a decrease of 5% compared to $2.27 per Mcf for the prior-year nine-month period. The Company's average gas price for the first nine months of 1999 was enhanced $.05 per Mcf as a result of the Company's hedging activities. The average gas price for the first nine months of 1998 was enhanced $.20 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first nine months of 1999 was $15.35 per Bbl compared to $12.98 per Bbl for the first nine months of 1998, an increase of 18%. Fixed-Price Contracts in effect during the current year nine-month period decreased the average oil price by $.12 per Bbl. Fixed-Price Contracts in effect during the prior-year nine-month period increased the average oil price by $.19 per Bbl.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  The net effect of higher gas production and lower gas prices increased gas sales to $172.0 million for the first nine months of 1999 compared to $170.9 million for the first nine months of 1998. The combination of lower oil production and higher oil prices increased oil sales to $34.3 million compared to $34.0 million reported for the prior-year nine-month period. The impact of the Company's Fixed-Price Contract settlements was to increase oil and gas sales by $3.7 million for the nine months ended September 30, 1999 and to increase oil and gas sales by $15.4 million for the nine months ended September 30, 1998. See "Quantitative and Qualitative Disclosures About Market Risk."

  Change in Derivative Fair Value. The Company adopted SFAS 133 in October 1998. Pursuant to this standard, the changes in fair value of certain of the Company's derivative contracts and the ineffective portion of cash flow hedges are reflected in earnings as the changes occur. These changes in fair value resulted in a $1.3 million non-cash charge for the nine months ended September 30, 1999. Results of operations will continue to be affected by changes in fair value for these contracts, the amount and timing of which cannot be predicted. See "Quantitative and Qualitative Disclosures About Market Risk."

  Other Income. Other income for the first nine months of 1999 was $11.5 million, an increase of $7.6 million compared to $3.9 million for the first nine months of 1998. This increase was primarily the result of a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation.

  Operating Costs. Operating costs for the first nine months of 1999 were comprised of $38.2 million of lease operating expenses and $10.6 million of production taxes. This compares to $40.5 million of lease operating expenses and $10.1 million of production taxes for the first nine months of 1998. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. Lease operating expenses on a natural gas equivalent unit of production basis improved to $.41 per Mcfe compared to $.45 per Mcfe for the nine months ended September 30, 1998.

  General and Administrative Expense. G&A for the first nine months of 1999 was $17.7 million compared to $19.0 million for the comparable prior-year period. This decrease is primarily attributable to cost reduction measures implemented by the Company in the first quarter of 1999. On a natural gas equivalent unit of production basis, G&A decreased to $.19 per Mcfe for the first nine months of 1999 compared to $.21 per Mcfe for the first nine months of 1998.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $11.1 million for the nine months ended September 30, 1999, compared to $26.6 million for the nine months ended September 30, 1998. The 1999 amount

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

consists of $7.1 million of leasehold impairments, $2.9 million of seismic acquisition and other geological and geophysical costs and $1.1 million of dry hole costs. The 1998 amount consists of $3.0 million of leasehold impairments, $7.6 million of seismic acquisition and other geological and geophysical costs and $16.0 million of dry hole costs.

  Depreciation, Depletion and Amortization. DD&A for the first nine months of 1999 was $86.6 million compared to $101.0 million for the first nine months of 1998. This decrease in DD&A is attributable to a decrease in the oil and gas DD&A rate. The oil and gas DD&A rate per equivalent unit of production was $.89 for the first nine months of 1999 compared to $1.07 for the first nine months of 1998. This decrease was primarily the result of 1998 reserve additions added at favorable finding and development costs and to an impairment charge taken in the fourth quarter of 1998.

  Impairment. There was no impairment charge recorded for the first nine months of 1999. For the nine month period ended September 30, 1998, the Company recorded an impairment charge of $9.9 million as a result of an impairment review conducted in response to a significant decline in market prices for crude oil. This review identified one offshore field which had a net book value in excess of estimated future net revenues resulting in the impairment charge.

  Interest Expense. Interest expense for the nine months ended September 30, 1999 of $30.6 million approximated the amount for the nine months ended September 30, 1998. The net impact of interest rate swaps in effect for the first nine months of 1999 and 1998 was immaterial. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the nine months ended September 30, 1999, the Company recorded a tax provision of $8.6 million on pretax income of $21.6 million, an effective rate of 40%. This compares to a tax benefit of $11.0 million provided on a pretax loss of $28.8 million, an effective rate of 38%, for the first nine months of 1998.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the nine months ended September 30, 1999 and 1998, the Company expended $128.6 million and $196.7 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow invested by the Company during the nine-month periods. See "Commitments and Capital Expenditures." Certain of these investments include expenditures which under successful efforts accounting are expensed as incurred or if unsuccessful in discovering new reserves. Investing activities for the nine months ended

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

September 30, 1999 and 1998 included $4.3 million and $24.4 million respectively of costs which have been expensed as exploration costs in the statement of operations for the corresponding periods. Cash flows from operating activities before changes in working capital for the nine months ended September 30, 1999 and 1998 were $120.4 million and $108.2 million, representing 94% and 55%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in lower cash flows from operating activities, which could, in turn, impact the amount of capital invested by the Company. See "Quantitative and Qualitative Disclosures About Market Risk -- Fixed-Price Contracts."

  Cash flows from financing activities for the first nine months of 1999 reflected a net source of cash of $4.0 million compared to an $80.6 million source of cash for the first nine months of 1998. Included in the amount for 1998 is $40.1 million of proceeds received in connection with the termination of a Fixed-Price Contract. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities.

  The Company's EBITDAX increased to $151.3 million for the first nine months of 1999 from $139.2 million for the first nine months of 1998. EBITDAX is defined herein as income (loss) before interest, income taxes, DD&A, impairments, exploration costs and change in derivative fair value. EBITDAX increased primarily as a result of the receipt of an $8.6 million litigation settlement and higher natural gas production. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.

  Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. The

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Company has relied upon the Credit Facility to provide funds for acquisitions and drilling activities, and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. As of September 30, 1999, the Company had $300.0 million of principal and $21.3 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At September 30, 1999, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. The average interest rate for borrowings under the Credit Facility was 5.8% as of September 30, 1999. Including the effect of interest rate swaps which hedge a portion of the interest rate exposure attributable to this facility, the effective interest rate was 5.7%. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  Other Lines of Credit.   The Company has certain other unsecured lines of
credit available to it which aggregated $30.1 million as of September 30, 1999. Such short-term lines of credit are unsecured and primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. As of September 30, 1999, the Company had $4.7 million of indebtedness and $.1 million of letters of credit outstanding under such credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  6 7/8% Senior Notes due 2007. In December 1997, the Company issued $200 million principal amount, $198.8 million net of discount, of 6 7/8 % Senior Notes due 2007. Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and he Company's ability to enter into sale and leaseback transactions.

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 1999, and to meet the Company's margin requirements under its Fixed-Price Contracts.
See "Commitments and Capital Expenditures" and "Quantitative and Qualitative Disclosures About Market Risk." At September 30, 1999, the Company had working capital of $36.6 million and a current ratio of 1.5 to 1. Total long-term debt outstanding at September 30, 1999 was $604.3 million. The Company's long-term debt as a percentage of its total capitalization was 56%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's primary business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the nine months ended September 30, 1999, the Company expended $80.6 million on development activities and $13.7 million on exploration activities. This expenditure level resulted in the drilling of 119 development wells and 14 exploratory wells. Of these wells, 110 development wells and 10 exploratory wells were successfully completed as producers, for a completion success rate of 92% and 71%, respectively (an overall success rate of 90%). In addition, the Company invested $34.3 million in proved oil and gas property acquisitions during the first nine months of 1999. For the balance of 1999, the Company currently plans to invest an additional $40 million in connection with its drilling program focused principally in its Core Areas. Actual levels of drilling and acquisition expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities.

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

  Status.
  IT Systems. The Company has completed the assessment phase of all significant IT systems, including its accounting, land, production and engineering software and its computer hardware. The Company believes that the remediation, testing and implementation phases are also complete for these systems. Upgrades of certain PC-based systems will continue throughout 1999, however, non-compliance in these systems is not believed to represent a material exposure. While the Company believes that all significant IT systems are Year 2000 compliant, it will continue to monitor such systems for previously unidentified exposures.

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

   Costs. The Company has primarily used internal resources to reprogram, or replace, test and implement the software, hardware and operating equipment for Year 2000 modifications. Because the majority of the software employed by the Company was purchased from third parties subject to ongoing maintenance agreements, Year 2000 upgrades did not result in significant cash outlays. Total costs incurred to date in connection with Year 2000 compliance have been immaterial. The estimated cost attributable to remaining compliance issues in the aggregate is expected to be less than $100,000 including hardware, software, internal and external labor costs, which will be funded through operating cash flows.

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

Fixed-Price Contracts
  Description of Contracts. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1998, 1997 and 1996, Fixed-Price Contracts hedged 50%, 60% and 51%, respectively, of the Company's gas production and 16%, 33% and 67%, respectively, of its oil production. For the nine months ended September 30, 1999, Fixed-Price Contracts hedged 54% of the Company's oil and gas production. As of September 30, 1999, and prior to the termination of the gas contract discussed below, Fixed-Price Contracts are in place to hedge 223 Bcfe of the Company's estimated future oil and gas production, representing 17% of its proved oil and gas reserves as of December 31, 1998.

  The Company was a party to a long-term natural gas physical delivery contract with an independent power producer ("IPP") which sold electrical power under a firm, fixed-price contract to Niagara Mohawk Corporation ("NIMO"), a New York state utility. As of September 30, 1999 this contract hedged 50 Bcf of future natural gas production. The ability of the IPP to perform its obligations to the Company was dependent on the continued performance by NIMO of its power purchase obligations to the IPP. NIMO had taken aggressive regulatory, judicial and contractual actions to curtail power purchase obligations from IPPs generally, including the IPP counterparty to the Company's gas contract. In settlement of litigation initiated by NIMO against this IPP, an agreement was reached in late October 1999 between the respective parties to terminate the power contract in exchange for a cash payment from NIMO. In connection with this agreement, the Company agreed to the termination of its gas contract with the IPP in exchange for a cash payment to the Company of approximately $44 million. The carrying value of this contract as of September 30, 1999 has been adjusted to reflect the termination settlement amount provided in the agreement. The after-tax value of the termination payment will remain in accumulated other comprehensive income to be amortized into earnings over the original contract term. Closing is anticipated to occur in November 1999. The termination payment proceeds

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

will be applied to reduce outstanding indebtedness.

  Reference is made to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for a more detailed discussion of the Company's Fixed-Price Contracts.

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues attributable to the Company's Fixed-Price Contracts as of September 30, 1999. The Company expects the prices to be realized for its hedged production to vary from the prices shown in the following table, due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts and the price received at the wellhead for the Company's production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of September 30, 1999, as adjusted for basis. Future net revenues change with changes in market prices and basis.

FIXED-PRICE CONTRACTS
                             Three
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              1999      2000      2001      2002      2003     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS:
Sales Contracts
Contract volumes
  (BBtu) . . . . . . . . .     4,116     9,830     7,475     6,405     5,650   17,783     51,259
Weighted-average fixed
  price per MMBtu (1). . .  $   2.44  $   2.46  $   2.47  $   2.67  $   2.92 $   3.29  $    2.82
Future fixed-price sales .  $ 10,025  $ 24,164  $ 18,446  $ 17,098  $ 16,492 $ 58,430  $ 144,655
Future net revenues (2). .  $ (1,343) $ (2,186) $ (1,138) $    186  $  1,493 $  9,741  $   6,753
Purchase Contracts
Contract volumes (BBtu). .    (2,760)       --        --        --        --       --     (2,760)
Weighted-average fixed
  price per MMBtu (1). . .  $   2.18  $     --  $     --  $     --  $     -- $     --  $    2.18
Future fixed-price
  purchases. . . . . . . .  $ (6,019) $     --  $     --  $     --  $     -- $     --  $  (6,019)
Future net revenues(2) . .  $  1,609  $     --  $     --  $     --  $     -- $     --  $   1,609
NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS:
Contract volumes (BBtu). .     4,970    22,678    23,240    23,115    20,245   71,483    165,731
Weighted-average fixed
  price per MMBtu (1). . .  $   2.92  $   2.88  $   3.00  $   3.14  $   3.40 $   4.10  $    3.53
Future fixed-price sales .  $ 14,493  $ 65,332  $ 69,712  $ 72,684  $ 68,775 $293,225  $ 584,221
Future net
  revenues (2) (3) . . . .  $    426  $  2,760  $  5,001  $  5,221  $  5,169 $ 13,521  $  32,098

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

FIXED-PRICE CONTRACTS (continued)
                              Six
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              1999      2000      2001      2002      2003     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS COLLARS:
Contract volumes (BBtu):
  Floor. . . . . . . . . .     4,876        --        --        --        --       --      4,876
  Ceiling. . . . . . . . .     7,360        --        --        --        --       --      7,360
Weighted-average fixed
 price per MMBtu (1):
  Floor. . . . . . . . . .  $   2.07  $     --  $     --  $     --  $     -- $     --  $    2.07
  Ceiling. . . . . . . . .  $   2.17  $     --  $     --  $     --  $     -- $     --  $    2.17
Future fixed-price sales .  $ 15,971  $     --  $     --  $     --  $     -- $     --  $  15,971
Future net revenues (2). .  $ (4,172) $     --  $     --  $     --  $     -- $     --  $  (4,172)

TOTAL NATURAL GAS
 CONTRACTS (4):
Contract volumes (BBtu) .    13,686     32,508    30,715    29,520    25,895   89,266    221,590
Weighted-average fixed
  price per MMBtu (1). . .  $   2.52  $   2.75  $   2.87  $   3.04  $   3.29 $   3.94  $    3.33
Future fixed-price sales .  $ 34,470  $ 89,496  $ 88,158  $ 89,782  $ 85,267 $351,655  $ 738,828
Future net revenues (2). .  $ (3,480) $    574  $  3,863  $  5,407  $  6,662 $ 23,262  $  36,288

CRUDE OIL SWAPS:
Contract volumes (MBbls) .       184        --        --        --        --      --         184
Weighted-average fixed
 price per Bbl (1) . . . .  $  20.37  $     --  $     --  $     --  $     --  $    --  $   20.37
Future fixed-price sales .  $  3,748  $     --  $     --  $     --  $     --  $    --  $   3,748
Future net revenues (2). .  $   (686) $     --  $     --  $     --  $     --  $    --  $    (686)

(1)  -  The Company expects the prices to be realized for its hedged production to vary from the prices shown due to basis.
(2)  -  Future net revenues as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.
(3)  -  Includes the future net revenues of a Fixed-Price Contract that was terminated in
        November 1999 in exchange for a payment of approximately $44 million to be received at closing.  See related discussion under this heading.
(4)  -  Does not include basis swaps with notional volumes by year, as follows:  1999 - 4.8 Tbtu;
        2000 - 21.3 TBtu; 2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.

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

  The estimated fair value of the Company's Fixed-Price Contracts and interest rate swaps and the associated carrying value as of September 30, 1999 are identical. Such amounts are provided below.

                                                              Estimated
                                                              Fair Value
                                                            --------------
                                                            (in thousands)
Derivative assets:
  Fixed-price natural gas swaps:
    Sales contracts . . . . . . . . . . . . . . . . . . . . $       11,558
    Purchase contracts. . . . . . . . . . . . . . . . . . .          1,593
  Fixed-price natural gas collars . . . . . . . . . . . . .             83
  Fixed-price natural gas delivery contracts (1). . . . . .         49,992
  Interest rate swaps - fixed . . . . . . . . . . . . . . .          4,471
Derivative liabilities:
  Fixed-price natural gas swaps - sales contracts . . . . .         (8,026)
  Fixed-price oil swaps - sales contracts . . . . . . . . .           (678)
  Fixed-price natural gas collars . . . . . . . . . . . . .         (4,255)
  Fixed-price natural gas delivery contracts. . . . . . . .        (20,245)
  Natural gas basis swaps . . . . . . . . . . . . . . . . .         (3,443)
  Interest rate swaps - fixed . . . . . . . . . . . . . . .            (12)
                                                            --------------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . $       31,038
                                                            ==============
------------------------------

(1) Includes the fair value of a Fixed-Price Contract that was terminated in November 1999 in exchange for a payment of approximately $44 million to be received at closing. See related discussion under this heading.

  The fair value of Fixed-Price Contracts as of September 30, 1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result,

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued) the Fixed-Price Contract fair value as reflected in the balance sheet as of September 30, 1999 does not necessarily represent the value a third party would pay to assume the Company's positions.

Interest Rate Sensitivity
  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of September 30, 1999, the Company had fixed the interest rate on average notional amounts of $155 million for the balance of 1999, and $125 million, $125 million and $94 million for the years ending December 31, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (6.1% at September 30, 1999) and pays an average rate of 5.3% for the balance of 1999 and 5.0%, 5.0% and 5.0% for 2000, 2001 and
2002, respectively. The notional amounts are less than the maximum amount anticipated to be outstanding under the Credit Facility in such years.

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: November 12, 1999          /s/ Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Executive Vice President and Chief Financial
                                 Officer