Form 10-Q/A
period 1999-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 2000-03-06
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                  Form 10-Q/A
                                Amendment No. 2

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




PART I.  FINANCIAL INFORMATION                                         Page

Item 1 -- CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  March 31, 1999 and December 31, 1998 . . . . . . . . . . . . . . . .   3
Consolidated Statements of Operations:
  Three months ended March 31, 1999 and 1998 . . . . . . . . . . . . .   5
Consolidated Statements of Cash Flows:
  Three months ended March 31, 1999 and 1998 . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  13

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .
25

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  29

                        LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                       March 31,  December 31,
                                                         1999         1998
                                                     -----------  -----------
                                                     (restated,
                                                     unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .   $       840  $     2,539
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .        32,411       37,381
 Joint interest and other, net . . . . . . . . . .        11,117       11,725
 Costs reimbursable by insurance . . . . . . . . .            --        7,200
Fixed-price contracts and other derivatives. . . .        17,359       23,338
Prepaids and other . . . . . . . . . . . . . . . .         3,086        4,572
                                                     -----------  -----------
 Total current assets. . . . . . . . . . . . . . .        64,813       86,755


PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .     1,566,145    1,519,296
Less accumulated depreciation, depletion
 and amortization. . . . . . . . . . . . . . . . .      (456,700)    (434,693)
                                                     -----------  -----------
                                                       1,109,445    1,084,603
                                                     -----------  -----------

OTHER ASSETS
Fixed-price contracts and other derivatives. . . .        91,128      107,302
Other, net . . . . . . . . . . . . . . . . . . . .         4,556        5,148
                                                     -----------  -----------
                                                          95,684      112,450
                                                     -----------  -----------
                                                     $ 1,269,942  $ 1,283,808
                                                     ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                       March 31,  December 31,
                                                         1999         1998
                                                     -----------  -----------
                                                     (restated,
                                                     unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .   $    27,936  $    38,222
Accrued liabilities. . . . . . . . . . . . . . . .        20,000       12,988
Revenues payable . . . . . . . . . . . . . . . . .         8,633       10,940
                                                     -----------  -----------
 Total current liabilities . . . . . . . . . . . .        56,569       62,150
                                                     -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .       618,440      596,844
                                                     -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .        15,070       15,551
Deferred income taxes. . . . . . . . . . . . . . .        51,009       65,116
Other. . . . . . . . . . . . . . . . . . . . . . .        31,977       24,686
                                                     -----------  -----------
                                                          98,056      105,353
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .            --           --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 40,109,758 shares . . . . . . . . . . . . . . . .           401          401
Additional paid-in capital . . . . . . . . . . . .       419,075      419,075
Retained earnings. . . . . . . . . . . . . . . . .         2,914        6,735
Accumulated other comprehensive income . . . . . .        74,487       93,250
                                                     -----------  -----------
                                                         496,877      519,461
                                                     -----------  -----------
                                                     $ 1,269,942  $ 1,283,808
                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                                                          (restated)
REVENUES
Oil and gas sales . . . . . . . . . . . . . . . . . . .    $ 58,155  $ 67,914
Change in derivative fair value . . . . . . . . . . . .      (2,975)       --
Other income. . . . . . . . . . . . . . . . . . . . . .       1,943     1,682
                                                           --------  --------
                                                             57,123    69,596
                                                           --------  --------
EXPENSES
Operating costs . . . . . . . . . . . . . . . . . . . .      15,593    17,021
General and administrative. . . . . . . . . . . . . . .       5,815     6,203
Exploration costs . . . . . . . . . . . . . . . . . . .       3,939     7,580
Depreciation, depletion and amortization. . . . . . . .      28,130    32,041
Interest. . . . . . . . . . . . . . . . . . . . . . . .      10,014    10,046
                                                           --------  --------
                                                             63,491    72,891
                                                           --------  --------
Loss before income taxes. . . . . . . . . . . . . . . .      (6,368)   (3,295)
Income tax benefit. . . . . . . . . . . . . . . . . . .      (2,547)   (1,252)
                                                           --------  --------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .    $ (3,821) $ (2,043)
                                                           ========  ========


Net loss per share - basic and diluted. . . . . . . . .    $   (.10) $   (.05)
                                                           ========  ========
Weighted average basic and diluted common shares. . . .      40,110    40,099
                                                           ========  ========

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                                1999      1998
                                                                              --------  --------
                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (3,821) $ (2,043)
Items not affecting cash flows:
 Depreciation, depletion and amortization. . . . . . . . . . . . . . . . . .    28,130    32,041
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,607)   (1,527)
 Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,939     7,580
 Change in derivative fair value . . . . . . . . . . . . . . . . . . . . . .     2,975        --
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7        94
Net change in operating assets and liabilities:
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,778     7,911
 Prepaids and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,486     3,683
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,286)  (17,967)
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,664     1,404
 Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,307)   (1,879)
                                                                              --------  --------
                                                                                32,958    29,297
                                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures . . . . . . . . . . . . . . . . . .   (31,659)  (58,622)
Acquisition of oil and gas properties. . . . . . . . . . . . . . . . . . . .   (21,983)   (3,551)
Additions to other property and equipment. . . . . . . . . . . . . . . . . .      (441)     (721)
Proceeds from sale of property and equipment . . . . . . . . . . . . . . . .        22        88
Change in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8)     (173)
                                                                              --------  --------
                                                                               (54,069)  (62,979)
                                                                              --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . . . . .   113,869   155,075
Repayments of bank borrowings. . . . . . . . . . . . . . . . . . . . . . . .   (92,269) (120,575)
Proceeds from stock options exercised. . . . . . . . . . . . . . . . . . . .        --       223
Change in deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .      (481)     (436)
Change in gains from price-risk management activities. . . . . . . . . . . .    (1,077)     (222)
Change in other long-term liabilities. . . . . . . . . . . . . . . . . . . .      (630)     (378)
                                                                              --------  --------
                                                                                19,412    33,687
                                                                              --------  --------
Change in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    (1,699)        5
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .     2,539     5,538
                                                                              --------  --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .  $    840  $  5,543
                                                                              ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest . . . . . . . . . . . . . . . . .  $  4,721  $  4,393
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       125        --
                                                                              --------  --------
                                                                              $  4,846  $  4,393
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

NOTE 2 -- RESTATED FINANCIAL STATEMENTS

  The Company restated its financial results for the three months ended March 31, 1999 to adjust amounts previously reported in "change in derivative fair
value" in the statement of operations.   The adjustment is primarily the
result of a change in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements for the contracts occur. This change was made based on new implementation guidance relating to SFAS 133, as hereinafter defined, received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of March 31, 1999, and for the quarter then ended, have been restated to reflect this change. The effect of the restatement is provided below.

                        LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
                                 March 31, 1999

                                                                       As
                                                          As       Previously
                                                       Restated     Reported
                                                      ----------   ----------
                                                       (in thousands, except
                                                          per share data)

Statement of Operations Data for the
 quarter ended March 31, 1999:
Change in derivative fair value . . . . . . . . . . . $   (2,975)  $    3,685
Total revenues. . . . . . . . . . . . . . . . . . . .     57,123       63,783
Income (loss) before income taxes . . . . . . . . . .     (6,368)         292
Income tax provision (benefit). . . . . . . . . . . .     (2,547)         134
Net income (loss) . . . . . . . . . . . . . . . . . .     (3,821)         158
Net income (loss) per share - basic and diluted . . .       (.10)         .00
Weighted average diluted common shares. . . . . . . .     40,110       40,129

Balance Sheet Data as of March 31, 1999:
Deferred income taxes . . . . . . . . . . . . . . . .     51,009       51,159
Total deferred credits and other liabilities. . . . .     98,056       98,206
Retained earnings . . . . . . . . . . . . . . . . . .      2,914        6,893
Accumulated other comprehensive income. . . . . . . .     74,487       70,358
Total stockholders' equity. . . . . . . . . . . . . .    496,877      496,727

NOTE 3 -- HEDGING

  In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Effective January 13, 1999, substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Changes in the fair value of

                        LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
                                 March 31, 1999

derivative instruments which are not designated as cash flow hedges are recorded in earnings as the changes occur. Change in derivative fair value for the quarter ended March 31, 1999 reflected a net loss of $3.0 million, which is comprised of an increase in derivative fair value through January 13, 1999 of $6.2 million (see discussion below), a $3.2 million loss attributable to a loss of effectiveness for certain cash flow hedges, a $5.4 million loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement (see Note 2 -- Restated Financial Statements), a gain of $.3 million relating to Fixed-Price Contract hedge ineffectiveness and a $.9 million loss relating to changes in fair value for Fixed-Price Contracts not designated as cash flow hedges.

  Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was determined to be sufficient in relation to the formal documentation requirements of the standard. As a result, the change in fair value of all the Company's derivatives during this period was required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of March 31, 1999, and for the quarter then ended, reflect this accounting. The effect of this accounting was to increase reported results of operations by $6.2 million ($3.7 million after tax) for the quarter ended March 31, 1999.

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

NOTE 5 -- CONTINGENCIES

  Litigation. On December 22, 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-

                        LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
                                 March 31, 1999

performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by first and second liens on assets of Midcon, payable in full on or before December 15, 1996 in settlement of disputes in connection with this litigation. On December 16, 1996, Midcon filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Corpus Christi Division. On January 27, 1997, Midcon filed an action in the bankruptcy court alleging that Midcon's action in connection with the settlement constituted fraudulent transfers or avoidable preferences and seeking a return of amounts paid under the note and also seeking a release of the liens securing the payment obligation under the note. The complaint filed in the action also alleged certain affirmative claims against the Company including injury to reputation and loss of business opportunity. The complaint also seeks subordination of the Company's claim. The court denied the Company's motion to dismiss the complaint. The Company considers the allegations in the complaint to be without merit and will vigorously defend against this action. Collection of unpaid interest and principal on the Midcon note is uncertain and no amounts have been recorded with respect thereto in the accompanying financial statements as of March 31, 1999.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(continued)
                                 March 31, 1999

NOTE 7 -- COMPREHENSIVE LOSS

  Components of comprehensive loss for the three-month periods ended March 31, 1999 and 1998, are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,821) $ (2,043)
Other comprehensive loss, net of tax:
 Reclassification adjustments - contract settlements . .     (4,283)       --
 Change in fixed-price contract and other derivative
  fair value . . . . . . . . . . . . . . . . . . . . . .    (14,480)       --
                                                           --------  --------
Comprehensive loss . . . . . . . . . . . . . . . . . . .   $(22,584) $ (2,043)
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

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1999        1998
                                                                            --------    --------
OIL AND GAS SALES: (M$)
Wellhead oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,228    $ 11,485
Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . . .         --         496
                                                                            --------    --------
Total oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,228    $ 11,981
                                                                            ========    ========
Wellhead natural gas sales. . . . . . . . . . . . . . . . . . . . . . . .   $ 42,516    $ 52,335
Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . . .      7,411       3,598
                                                                            --------    --------
Total natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .   $ 49,927    $ 55,933
                                                                            ========    ========
PRODUCTION:
Oil production (MBbls). . . . . . . . . . . . . . . . . . . . . . . . . .        742         825
Natural gas production (MMcf) . . . . . . . . . . . . . . . . . . . . . .     25,468      24,954
Net equivalent production (MMcfe) . . . . . . . . . . . . . . . . . . . .     29,922      29,903
Oil production hedged by Fixed-Price Contracts (MBbls). . . . . . . . . .         --          79
Gas production hedged by Fixed-Price Contracts (BBtu) . . . . . . . . . .      8,790      11,330
AVERAGE SALES PRICE:
Oil (per Bbl):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  11.09    $  13.93
  Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . .         --         .60
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  11.09    $  14.53
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $    n/a    $  22.20
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        n/a         92%
NATURAL GAS (per Mcf):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1.67    $   2.10
  Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . .        .29         .14
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1.96    $   2.24
                                                                            ========    ========
  Average fixed price received under Fixed-Price Contracts. . . . . . . .   $   2.75    $   2.62
  Net effective realization (2) . . . . . . . . . . . . . . . . . . . . .        92%         92%
Equivalent price (per Mcfe) . . . . . . . . . . . . . . . . . . . . . . .   $   1.94    $   2.27

                        LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              1999        1998
                                                                            --------    --------

EXPENSES: (per Mcfe)
Operating costs:
  Lease operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .43    $    .45
  Production taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        .09         .12
  General and administrative. . . . . . . . . . . . . . . . . . . . . . .        .19         .21
  Depreciation, depletion and amortization - oil and gas. . . . . . . . .        .89        1.03

  (1)  -  Represents the realized hedging results from the Company's Fixed-Price Contracts.  See
          "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."
          These amounts do not include any change in derivative fair value included in results of operations for the respective period.
  (2)  -  Represents the net effective price realized for the Company's hedged production (after consideration for basis results) as a percentage of the fixed prices in the Company's
          Fixed-Price Contracts.  See "Quantitative and Qualitative Disclosures About Market Risk
          - Fixed-Price Contracts."

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 COMPARED
TO THREE
MONTHS ENDED MARCH 31, 1998
  Net Loss and Cash Flows from Operating Activities. For the quarter ended March 31, 1999, the Company realized a net loss of $3.8 million, or $.10 per share, on total revenue of $57.1 million. This compares with a net loss of $2.0 million, or $0.05 per share, on total revenue of $69.6 million for the first quarter of 1998. Cash flows from operating activities (before working capital changes) for the first quarter of 1999 declined 21% to $28.6 million compared to $36.1 million for the first quarter of 1998. The decrease in earnings and operating cash flows for the first quarter of 1999 was principally attributable to lower oil and gas prices. Cash flows provided by operating activities after consideration of the net change in working capital increased to $33.0 million from the $29.3 million reported for the first quarter of 1998, primarily due to a greater decrease in accounts receivable and a smaller decrease in accounts payable for the first quarter of 1999 in relation to the prior year quarter.

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

  Change in Derivative Fair Value. The Company restated its financial results for the three months ended March 31, 1999 to adjust amounts previously reported in "change in derivative fair value" in the statement of operations. The adjustment is primarily the result of a change in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements for the contracts occur. This change was made based on new implementation guidance relating to SFAS 133 received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of March 31, 1999, and for the quarter then ended, have been restated to reflect this change. The effect of the restatement was to decrease reported results of operations by $6.7 million ($4.0 million after tax) for the quarter ended March 31, 1999. Included in change in derivative fair value for the first quarter of 1999 was a $6.2 million gain in derivative fair value through January 13, 1999 (see discussion below), offset by a $5.4 million loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement and a $3.8 million non-cash loss attributable primarily to a loss of effectiveness for certain cash flow hedges.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was determined to be sufficient in relation to the formal documentation requirements of the standard. As a result, the change in fair value of all the Company's derivatives during this period was required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of March 31, 1999, and for the quarter then ended, reflect this accounting. The effect of this accounting was to increase reported results of operations by $6.2 million ($3.7 million after tax) for the quarter ended March 31, 1999.

  Other Income. Other income for the first quarter of 1999 was $1.9 million, approximating the $1.7 million reported for the first quarter of 1998.

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

  Income Taxes. For the first quarter of 1999, the Company recorded a tax benefit of $2.5 million on pretax loss of $6.4 million, an effective rate of 40%. This compares to a tax benefit of $1.3 million provided on a pretax loss of $3.3 million, an effective rate of 38%, for the first quarter of 1998. The effective rate for the first quarter of 1999 was higher than the statutory rate primarily due to the effect of permanent differences created by differences in the tax bases of acquired assets.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund is investing activities. For the quarters ended March 31, 1999 and 1998, the Company expended $53.6 million and $62.2 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flows invested by the Company during the three-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the quarters ended March 31, 1999 and 1998 were $28.6 million and $36.1 million, representing 53% and 58%, respectively, of the oil and gas property investments made for each quarter. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reduction of cash flows from operating activities, which in turn could impact the amount of capital investment. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

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

OUTLOOK FOR FISCAL 1999
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 1999" included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 for an expanded discussion of 1999 estimates. Subject to the uncertainties identified in "Forward- Looking Statements," no material modifications to previously disclosed estimates are deemed necessary.

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

                              Nine
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              1999      2000      2001      2002      2003     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS:
Sales Contracts
Contract volumes
  (BBtu) . . . . . . . . .    14,670     9,830     7,475     6,405     5,650   17,783     61,813
Weighted-average fixed
  price per MMBtu (1). . .  $   2.34  $   2.46  $   2.47  $   2.67  $   2.92 $   3.29  $    2.73
Future fixed-price sales .  $ 34,276  $ 24,164  $ 18,446  $ 17,098  $ 16,492 $ 58,429  $ 168,905
Future net revenues (2). .  $  3,666  $  1,746  $  1,101  $  1,886  $  2,683 $ 12,715  $  23,797

Purchase Contracts
Contract volumes (BBtu). .    (8,250)       --        --        --        --       --     (8,250)
Weighted-average fixed
price per MMBtu (1). . . .  $   2.18  $     --  $     --  $     --  $     -- $     --  $    2.18
Future fixed-price
purchases. . . . . . . . .  $(17,992) $     --  $     --  $     --  $     -- $     --  $ (17,992)
Future net revenues(2) . .  $   (577) $     --  $     --  $     --  $     -- $     --  $    (577)

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS:
Contract volumes (BBtu). .    18,187    22,678    23,240    23,115    20,245   71,483    178,948
Weighted-average fixed
price per MMBtu (1). . . .  $   2.78  $   2.94  $   3.06  $   3.21  $   3.47 $   4.32  $    3.58
Future fixed-price sales .  $ 50,472  $ 66,675  $ 71,109  $ 74,150  $ 70,292 $308,529  $ 641,227
Future net revenues (2). .  $ 10,344  $ 12,311  $ 14,578  $ 16,560  $ 17,724 $ 89,216  $ 160,733

NATURAL GAS COLLARS:
Contract volumes (BBtu):
  Floor. . . . . . . . . .    19,150        --        --        --        --       --     19,150
  Ceiling. . . . . . . . .    31,150        --        --        --        --       --     31,150
Weighted-average fixed
  price per MMBtu (1):
  Floor. . . . . . . . . .  $   1.99  $     --  $     --  $     --  $     -- $     --  $    1.99
  Ceiling. . . . . . . . .  $   2.09  $     --  $     --  $     --  $     -- $     --  $    2.09
Future fixed-price sales .  $ 38,114  $     --  $     --  $     --  $     -- $     --  $  38,114
Future net revenues (2). .  $ (2,689) $     --  $     --  $     --  $     -- $     --  $  (2,689)

TOTAL NATURAL GAS
 CONTRACTS (3):
Contract volumes (BBtu). .    43,757    32,508    30,715    29,520    25,895   89,266    251,661
Weighted-average fixed
  price per MMBtu (1). . .  $   2.40  $   2.79  $   2.92  $   3.09  $   3.35 $   4.11  $    3.30
Future fixed-price sales .  $104,870  $ 90,839  $ 89,555  $ 91,248  $ 86,784 $366,958  $ 830,254
Future net revenues (2). .  $ 10,744  $ 14,057  $ 15,679  $ 18,446  $ 20,407 $101,931  $ 181,264

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
                                                     ===========  ===========

  The fair value of Fixed-Price Contracts as of March 31, 1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(continued)

applied to the volumes stipulated in each contract to arrive at an estimated future value. In connection with the adoption of SFAS 133, this estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value as reflected in the balance sheet as of March 31, 1999 does not necessarily represent the value a third party would pay to assume the Company's positions. See "Note 6 -- Fixed-Price Contracts" of the Condensed Notes to Consolidated Financial Statements appearing elsewhere in this document.

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


                             LOUIS DREYFUS NATURAL GAS CORP.
                             ---------------------------------------
                             (Registrant)



Date: March 6, 2000          /s/  Jeffrey A. Bonney
                             ---------------------------------------
                             Jeffrey A. Bonney
                             Executive Vice President and
                             Chief Financial Officer