Form 10-Q/A
period 1999-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 2000-03-06
CIK 912264

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
                                                   ----    ----
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

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .12

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. . .27

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . .32

                        LOUIS DREYFUS NATURAL GAS CORP.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                      June 30,   December 31,
                                                        1999         1998
                                                    -----------  -----------
                                                     (restated,
                                                     unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .  $     7,983  $     2,539
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .       43,989       37,381
 Joint interest and other, net . . . . . . . . . .        8,056       11,725
 Costs reimbursable by insurance . . . . . . . . .           --        7,200
Fixed-price contracts and other derivatives. . . .       12,313       23,338
Prepaids and other . . . . . . . . . . . . . . . .        2,283        4,572
                                                    -----------  -----------
 Total current assets. . . . . . . . . . . . . . .       74,624       86,755
                                                    -----------  -----------
PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . . . . .    1,583,721    1,519,296
Less accumulated depreciation, depletion
  and amortization.  . . . . . . . . . . . . . . .     (475,175)    (434,693)
                                                    -----------  -----------
                                                      1,108,546    1,084,603
                                                    -----------  -----------
OTHER ASSETS
Fixed-price contracts and other derivatives. . . .       79,529      107,302
Other, net . . . . . . . . . . . . . . . . . . . .        4,364        5,148
                                                    -----------  -----------
                                                         83,893      112,450
                                                    -----------  -----------
                                                    $ 1,267,063  $ 1,283,808
                                                    ===========  ===========

                        LOUIS DREYFUS NATURAL GAS CORP.
                    CONSOLIDATED BALANCE SHEETS (continued)
                            (dollars in thousands)

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
                                                      June 30,   December 31,
                                                        1999         1998
                                                    -----------  -----------
                                                     (restated
                                                     unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .  $    24,707  $    38,222
Accrued liabilities. . . . . . . . . . . . . . . .       10,824       10,696
Revenues payable . . . . . . . . . . . . . . . . .       11,109       10,940
Fixed-price contracts and other derivatives. . . .       13,552        2,292
                                                    -----------  -----------
 Total current liabilities . . . . . . . . . . . .       60,192       62,150
                                                    -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .      629,637      596,844
                                                    -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .       14,571       15,551
Deferred income taxes. . . . . . . . . . . . . . .       42,537       65,116
Fixed-price contracts and other derivatives. . . .       15,882        5,350
Other. . . . . . . . . . . . . . . . . . . . . . .       20,604       19,336
                                                    -----------  -----------
                                                         93,594      105,353
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding . . . .           --           --
Common stock, par value $.01; 100 million
  shares authorized; issued and outstanding,
  40,138,508 and 40,109,758 shares, respectively .          401          401
Additional paid-in capital . . . . . . . . . . . .      419,490      419,075
Retained earnings. . . . . . . . . . . . . . . . .        2,460        6,735
Accumulated other comprehensive income . . . . . .       61,289       93,250
                                                    -----------  -----------
                                                        483,640      519,461
                                                    -----------  -----------
                                                    $ 1,267,063  $ 1,283,808
                                                    ===========  ===========


          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------  ------------------
                                        1999      1998      1999      1998
                                      --------  --------  --------  --------
                                     (restated)          (restated)
REVENUES
Oil and gas sales. . . . . . . . . .  $ 70,306  $ 69,481  $128,461  $137,395
Change in derivative fair value. . .    (8,135)       --   (11,110)       --
Other income . . . . . . . . . . . .       251       870     2,194     2,552
                                      --------  --------  --------  --------
                                        62,422    70,351   119,545   139,947
                                      --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . .    15,860    17,044    31,453    34,065
General and administrative . . . . .     5,803     6,336    11,618    12,539
Exploration costs. . . . . . . . . .     2,213     9,360     6,152    16,940
Depreciation, depletion
  and amortization . . . . . . . . .    29,070    34,250    57,200    66,291
Impairment . . . . . . . . . . . . .        --     9,864        --     9,864
Interest . . . . . . . . . . . . . .    10,233    10,372    20,247    20,418
                                      --------  --------  --------  --------
                                        63,179    87,226   126,670   160,117
                                      --------  --------  --------  --------
Loss before income taxes . . . . . .      (757)  (16,875)   (7,125)  (20,170)
Income tax benefit . . . . . . . . .      (303)   (6,484)   (2,850)   (7,736)
                                      --------  --------  --------  --------
NET LOSS . . . . . . . . . . . . . .  $   (454) $(10,391) $ (4,275) $(12,434)
                                      ========  ========  ========  ========

Net loss per share -
  basic and diluted. . . . . . . . .  $   (.01) $   (.26) $   (.11) $   (.31)
                                      ========  ========  ========  ========
Weighted average diluted common
  shares . . . . . . . . . . . . . .    40,123    40,110    40,116    40,104
                                      ========  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                            1999      1998
                                                                          --------  --------
                                                                         (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (4,275) $(12,434)
Items not affecting cash flows:
 Depreciation, depletion and amortization. . . . . . . . . . . . . . .      57,200    66,291
 Impairment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --     9,864
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .      (2,990)   (8,286)
 Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . .       6,152    16,940
 Change in derivative fair value . . . . . . . . . . . . . . . . . . .      11,110        --
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (111)      242
Net change in operating assets and liabilities:
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .       4,261    26,442
 Prepaids and other. . . . . . . . . . . . . . . . . . . . . . . . . .       2,289     5,973
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,515)  (12,196)
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         128    (5,615)
 Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         169    (2,135)
                                                                          --------  --------
                                                                            60,418    85,086
                                                                          --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures . . . . . . . . . . . . . . .     (59,457) (138,333)
Acquisition of oil and gas properties. . . . . . . . . . . . . . . . .     (30,409)   (4,575)
Additions to other property and equipment. . . . . . . . . . . . . . .        (976)   (1,658)
Proceeds from sale of property and equipment . . . . . . . . . . . . .       7,034       565
Change in other assets . . . . . . . . . . . . . . . . . . . . . . . .        (143)     (241)
                                                                          --------  --------
                                                                           (83,951) (144,242)
                                                                          --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . .     240,369   329,514
Repayments of bank borrowings. . . . . . . . . . . . . . . . . . . . .    (207,569) (306,014)
Proceeds from stock options exercised. . . . . . . . . . . . . . . . .         415       324
Change in deferred revenue . . . . . . . . . . . . . . . . . . . . . .        (980)     (888)
Change in gains from price-risk management activities. . . . . . . . .      (2,249)   39,549
Change in other long-term liabilities. . . . . . . . . . . . . . . . .      (1,009)   (2,717)
                                                                          --------  --------
                                                                            28,977    59,768
                                                                          --------  --------
Change in cash and cash equivalents. . . . . . . . . . . . . . . . . .       5,444       612
Cash and cash equivalents, beginning of period . . . . . . . . . . . .       2,539     5,538
                                                                          --------  --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .    $  7,983  $  6,150
                                                                          ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest . . . . . . . . . . . . . .    $ 19,479  $ 17,904
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .         285       250
                                                                          --------  --------
                                                                          $ 19,764  $ 18,154
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

NOTE 2 -- RESTATED FINANCIAL STATEMENTS

  The Company restated its financial results for the three months and six months ended June 30, 1999 to adjust amounts previously reported in "change in derivative fair value" in the respective statements of operations. The adjustment is primarily the result of a change in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements for the contracts occur. This change was made based on new implementation guidance relating to SFAS 133, as hereinafter defined, received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of June 30, 1999, and for the three months and six months then ended, have been restated to reflect this change. The effect of the restatement is provided below.

                                                   Three Months Ended         Six Months Ended
                                                     June 30, 1999              June 30, 1999
                                                 -----------------------  -----------------------
                                                                 As                        As
                                                     As       Previously      As       Previously
                                                  Restated     Reported    Restated     Reported
                                                 ----------   ----------  ----------   ----------
                                                       (in thousands, except per share data)
Statement of Operations Data:
Change in derivative fair value. . . . . . . .   $   (8,135)  $   (2,488) $  (11,110)  $    1,197
Total revenues . . . . . . . . . . . . . . . .       62,422       68,069     119,545      131,852
Income (loss) before income taxes. . . . . . .         (757)       4,890      (7,125)       5,182
Income tax provision (benefit) . . . . . . . .         (303)       2,042      (2,850)       2,176
Net income (loss). . . . . . . . . . . . . . .         (454)       2,848      (4,275)       3,006
Net income (loss) per share -
 basic and diluted . . . . . . . . . . . . . .         (.01)         .07        (.11)         .07
Weighted average diluted common shares . . . .       40,123       40,414      40,116       40,268

                        LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 1999

                                                                       As of June 30, 1999
                                                                     -----------------------
                                                                                      As
                                                                        As        Previously
                                                                      Restated     Reported
                                                                     ----------   ----------
                                                                          (in thousands)
Balance Sheet Data:
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .   $   42,537   $   42,886
Total deferred credits and other liabilities . . . . . . . . . . .       93,594       93,943
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .        2,460        9,741
Accumulated other comprehensive income . . . . . . . . . . . . . .       61,289       53,659
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .      483,640      483,291

NOTE 3 -- HEDGING

  In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Effective January 13, 1999, substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as cash flow hedges, or are ineffective, are recorded in earnings as the changes occur. Earnings for the three-months and six-months ended June 30, 1999 included net charges of $8.1 million and $11.1 million, respectively, which are comprised of losses of $.5 million and $1.3 million, respectively, of changes in fair value for Fixed-Price Contracts not designated as cash flow hedges, $1.0 million and $1.3 million, respectively, of net gains relating to Fixed-Price Contract hedge ineffectiveness, $8.3 million and $11.5 million, respectively, of losses attributable to a loss of effectiveness for certain derivative contracts, and losses of $.3 million and $5.8 million related to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement (see Note 2 -- Restated Financial Statements). In addition, change in derivative fair value includes a $6.2 million gain attributable to an increase in derivative fair value from January 1, 1999 through January 13, 1999 (see discussion below).

                        LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 1999

  Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was determined to be sufficient in relation to the formal documentation requirements of the standard. As a result, the change in fair value of all the Company's derivatives during this period was required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of June 30, 1999, and for the six-month periods then ended, reflect this accounting. Change in derivative fair value for the six months ended June 30, 1999 reflected a $6.2 million pretax gain ($3.7 million net of tax) attributable to the change in contract fair value occurring between January 1, 1999 and January 13, 1999.

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

NOTE 6 -- COMPREHENSIVE LOSS

  Components of comprehensive loss for the three-month and the six-month periods ended June 30, 1999 and 1998, are as follows:

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------  ------------------
                                        1999      1998       1999      1998
                                      --------  --------  --------  --------
Net loss . . . . . . . . . . . . . .  $   (454) $(10,391) $ (4,275) $(12,434)
Other comprehensive loss, net of tax:
 Reclassification adjustments -
  contract settlements . . . . . . .      (747)       --    (5,030)       --
 Change in fixed-price contract
  and other derivative fair value. .   (12,451)       --   (26,931)       --
                                      --------  --------  --------  --------
Comprehensive loss . . . . . . . . .  $(13,652) $(10,391) $(36,236) $(12,434)
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

                        LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
  Net Loss and Cash Flows from Operating Activities. For the quarter ended June 30, 1999, the Company realized a net loss of $.5 million, or $.01 per share, on total revenue of $62.4 million. This compares to a net loss of $10.4 million, or $.26 per share, on total revenue of $70.4 million for the second quarter of 1998. Cash flows from operating activities (before working capital changes) for the second quarter of 1999 grew 5% to $38.5 million compared to $36.5 million for the second quarter of 1998. Growth in total production and lower cash expenses were the principal reasons for the increase in operating cash flows, more than offsetting the effects of lower average oil and gas prices for the current year period. Results of operations for the quarter ended June 30, 1999 were enhanced by improved lease operating and overhead costs on a unit of production basis and lower exploration costs and oil and gas depletion and impairment expense. Cash flows provided by operating activities after consideration of the net change in working capital decreased to $27.5 million from the $55.8 million reported for the second quarter of 1998, primarily due to an increase in accounts receivable and a decrease in accounts payable.

  Production. The Company produced 31.2 Bcfe for the second quarter of 1999 compared to 30.5 Bcfe for the prior year second quarter, an increase of 2%. Gas production increased to 26.6 Bcf compared to 25.0 Bcf for the second quarter of 1998, an increase of 7%. Oil production for the second quarter of 1999 decreased 17% to 760 Mbbls compared to 913 MBbls for the prior-year second quarter.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.25 per Mcfe for the quarter ended June 30, 1999, a decrease of 1% from the $2.28 per Mcfe received for the second quarter of 1998. The Company's gas production yielded an average price of $2.20 per Mcf, a decrease of 5% compared to $2.32 per Mcf for the prior-year second quarter. The Company's average gas price for the 1999 second quarter was enhanced $.10 per Mcf as a result of the Company's hedging activities. The average gas price for the second quarter of 1998 increased $.15 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the second quarter of 1999 was $15.53 per Bbl, an increase of 23% from the $12.64 per Bbl received for the prior-year second quarter. No fixed-price oil contracts were in effect during the second quarter of 1999 or 1998.

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

  Change in Derivative Fair Value. The Company restated its financial results for the three months ended June 30, 1999 to adjust amounts previously reported in "change in derivative fair value" in the statement of operations. The adjustment is primarily the result of a change in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements for the contracts occur. This change was made based on new implementation guidance relating to SFAS 133 received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of June 30, 1999 have been restated to reflect this change. The effect of the restatement was to decrease reported results of operations by $5.6 million ($3.3 million, net of tax) for the quarter ended June 30, 1999. Change in derivative fair value for the second quarter of 1999 included $.5 million of losses associated with certain derivatives not designated as cash flow hedges, $1.0 million of net gains relating to Fixed-Price Contract hedge ineffectiveness, $8.3 million of losses attributable to a loss of effectiveness for certain cash flow hedges, and $.3 million of losses related to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement.

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

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $2.2 million for the quarter ended June 30,1999, compared to $9.4 million for the second quarter of 1998. The 1999 amount consists of $.6 million of dry

                        LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

hole costs, $.5 million of seismic acquisition and other geological and geophysical costs and $1.1 million of leasehold costs. The 1998 amount consists of $5.0 million of dry hole costs, $2.4 million of seismic acquisition costs and other geological and geophysical costs and $2.0 million of leasehold costs.

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

  Income Taxes. For the second quarter of 1999, the Company recorded a tax benefit of $.3 million on pretax loss of $.8 million, an effective rate of 40%. This compares to a tax benefit of $6.5 million on pretax loss of $16.9 million, an effective rate of 38%, for the second quarter of 1998.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
  Net Loss and Cash Flows from Operating Activities. The Company realized a net loss of $4.3 million, or $.11 per share, on total revenue of $119.5 million for the six months ended June 30, 1999. This compares with a net loss of $12.4 million, or $.31 per share, on total revenue of $139.9 million for the six months ended June 30, 1998. Cash flows from operating activities (before working capital changes) for the first six months of 1999 were $67.1 million, compared to $72.6 million for the first six months of 1998, a decrease of 8%. The decline in operating cash flows for the current year six-month period was primarily the result of lower oil and gas prices in relation to those received for the first six months of 1998. This price decline was partially offset by a 9% improvement in lease operating and

                        LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

overhead costs on a unit of production basis. Reductions in exploration costs, oil and gas depletion and impairment expense were the principal reasons for the improvement in current period operating results. Cash flows provided by operating activities after consideration of the net change in working capital decreased to $60.4 million from the $85.1 million reported for the second quarter of 1998, primarily due to lower oil and gas prices discussed above and a smaller decrease in accounts receivable relative to the comparable period of 1998.

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

  Change in Derivative Fair Value. The Company restated its financial results for the three months and six months ended June 30, 1999 to adjust amounts previously reported in "change in derivative fair value" in the respective
statements of operations.   The adjustment is primarily the result of a change
in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements for the contracts occur. This change was made based

                        LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

on new implementation guidance relating to SFAS 133 received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of June 30, 1999, and for the six months then ended, have been restated to reflect this change. The effect of the restatement was to decrease reported results of operations by $12.3 million for the six months ended June 30, 1999. Change in derivative fair value for the six months ended June 30, 1999 included $1.3 million of losses associated with certain derivatives not designated as cash flow hedges, $1.3 million of net gains relating to Fixed-Price Contract hedge ineffectiveness, $11.5 million of losses attributable to a loss of effectiveness for certain cash flow hedges, and $5.8 million of losses related to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement. In addition, earnings include a $6.2 million gain attributable to an increase in derivative fair value from January 1, 1999 through January 13, 1999 (see discussion below).

  Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was determined to be sufficient in relation to the formal documentation requirements of the standard. As a result, the change in fair value of all the Company's derivatives during this period was required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of June 30, 1999, and for the six-month period then ended, reflect this accounting. Change in derivative fair value for the six months ended June 30, 1999 reflected a $6.2 million pretax gain ($3.7 million net of tax) attributable to the change in contract fair value occurring between January 1, 1999 and January 13, 1999.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

  Income Taxes. For the first half of 1999 the Company recorded a tax benefit of $2.9 million on pretax loss of $7.1 million, an effective rate of 40%.
This compares to a tax benefit of $7.7 million provided on a pretax loss of $20.2 million, an effective rate of 38%, for the first half of 1998.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

                                                                 Estimated
                                                                Fair Value
                                                               ------------
                                                              (in thousands)
Derivative assets:
 Fixed-price natural gas swaps:
  Sales contracts. . . . . . . . . . . . . . . . . . . . . .   $     15,357
  Purchase contracts . . . . . . . . . . . . . . . . . . . .          1,558
 Fixed-price natural gas collars . . . . . . . . . . . . . .            455
 Fixed-price natural gas delivery contracts. . . . . . . . .         70,195
 Interest rate swaps - fixed . . . . . . . . . . . . . . . .          4,277
Derivative liabilities:
 Fixed-price natural gas swaps - sales contracts . . . . . .         (5,813)
 Fixed-price natural gas collars . . . . . . . . . . . . . .         (7,065)
 Fixed-price natural gas delivery contracts. . . . . . . . .        (12,518)
 Natural gas basis swaps . . . . . . . . . . . . . . . . . .         (3,943)
 Interest rate swaps - fixed . . . . . . . . . . . . . . . .            (95)
                                                               ------------
 Total . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     62,408
                                                               ============

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

                        LOUIS DREYFUS NATURAL GAS CORP.
                    PART II.  OTHER INFORMATION (continued)

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


                                 LOUIS DREYFUS NATURAL GAS CORP.
                                 -----------------------------------
                                 (Registrant)



Date: March 6, 2000              /s/  Jeffrey A. Bonney
                                 -----------------------------------
                                 Jeffrey A. Bonney
                                 Executive Vice President and Chief Financial
                                 Officer