Form 10-Q/A
period 1999-09-30
LOUIS DREYFUS NATURAL GAS CORP
filed 2000-03-06
CIK 912264

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

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . .27

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . .32

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                 September 30,   December 31,
                                                      1999           1998
                                                 -------------  -------------
                                                   (restated,
                                                   unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . $       6,055  $       2,539
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . .        47,033         37,381
 Joint interest and other, net . . . . . . . . .         8,702         11,725
 Costs reimbursable by insurance . . . . . . . .            --          7,200
Fixed-price contracts and other derivatives. . .        48,352         23,338
Prepaids and other . . . . . . . . . . . . . . .         3,057          4,572
                                                 -------------  -------------
 Total current assets. . . . . . . . . . . . . .       113,199         86,755
                                                 -------------  -------------
PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . . . .     1,606,324      1,519,296
Less accumulated depreciation, depletion
  and amortization . . . . . . . . . . . . . . .      (492,530)      (434,693)
                                                 -------------  -------------
                                                     1,113,794      1,084,603
                                                 -------------  -------------
OTHER ASSETS
Fixed-price contracts and other derivatives. . .        19,345        107,302
Other, net . . . . . . . . . . . . . . . . . . .         4,374          5,148
                                                 -------------  -------------
                                                        23,719        112,450
                                                 -------------  -------------
                                                 $   1,250,712  $   1,283,808
                                                 =============  =============

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
                                                 September 30,   December 31,
                                                      1999           1998
                                                 -------------  -------------
                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . $      32,961  $      38,222
Accrued liabilities. . . . . . . . . . . . . . .        17,133         10,696
Revenues payable . . . . . . . . . . . . . . . .        11,241         10,940
Fixed-price contracts and other derivatives. . .        15,229          2,292
                                                 -------------  -------------
 Total current liabilities . . . . . . . . . . .        76,564         62,150
                                                 -------------  -------------
LONG-TERM DEBT . . . . . . . . . . . . . . . . .       604,334        596,844
                                                 -------------  -------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . .        14,054         15,551
Deferred income taxes. . . . . . . . . . . . . .        37,383         65,116
Fixed-price contracts and other derivatives. . .        21,430          5,350
Other. . . . . . . . . . . . . . . . . . . . . .        21,469         19,336
                                                 -------------  -------------
                                                        94,336        105,353
                                                 -------------  -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . .            --             --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 40,223,401 and 40,109,758 shares, respectively.           402            401
Additional paid-in capital . . . . . . . . . . .       420,750        419,075
Retained earnings. . . . . . . . . . . . . . . .        15,508          6,735
Accumulated other comprehensive income . . . . .        38,818         93,250
                                                 -------------  -------------
                                                       475,478        519,461
                                                 -------------  -------------
                                                 $   1,250,712  $   1,283,808
                                                 =============  =============

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------  ------------------
                                        1999      1998      1999      1998
                                      --------  --------  --------  --------
                                     (restated)          (restated)
REVENUES
Oil and gas sales. . . . . . . . . . $  77,780  $ 67,472  $206,241  $204,867
Change in derivative fair value. . .     2,868        --    (8,242)       --
Other income . . . . . . . . . . . .     9,298     1,362    11,492     3,914
                                     ---------  --------  --------  --------
                                        89,946    68,834   209,491   208,781
                                     ---------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . .    17,348    16,495    48,801    50,560
General and administrative . . . . .     6,050     6,439    17,668    18,978
Exploration costs. . . . . . . . . .     4,979     9,707    11,131    26,647
Depreciation, depletion and
  amortization . . . . . . . . . . .    29,423    34,718    86,623   101,009
Impairment . . . . . . . . . . . . .        --        --        --     9,864
Interest . . . . . . . . . . . . . .    10,400    10,132    30,647    30,550
                                     ---------  --------  --------  --------
                                        68,200    77,491   194,870   237,608
                                     ---------  --------  --------  --------
Income (loss) before income taxes. .    21,746    (8,657)   14,621   (28,827)
Income tax provision (benefit) . . .     8,698    (3,218)    5,848   (10,954)
NET INCOME (LOSS). . . . . . . . . . $  13,048  $ (5,439) $  8,773  $(17,873)
                                     =========  ========  ========  ========
Net income (loss) per share -
 basic and diluted . . . . . . . . . $     .32  $   (.14) $    .22  $   (.45)
                                     =========  ========  ========  ========
Weighted average number of common
 shares:
Basic. . . . . . . . . . . . . . . .    40,161    40,110    40,131    40,106
                                     =========  ========  ========  ========
Diluted. . . . . . . . . . . . . . .    40,590    40,110    40,360    40,106
                                     =========  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              1999      1998
                                                                            --------  --------
                                                                           (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 8,773  $(17,873)
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . .     86,623   101,009
 Impairment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --     9,864
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      5,628   (11,779)
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,131    26,647
 Change in derivative fair value. . . . . . . . . . . . . . . . . . . . .      8,242        --
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46       359
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .        571    30,369
 Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,515     7,318
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,261)  (19,812)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,437    (3,617)
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        301    (5,055)
                                                                            --------  --------
                                                                             123,006   117,430
                                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . .    (94,347) (191,455)
Acquisition of oil and gas properties . . . . . . . . . . . . . . . . . .    (34,287)   (5,197)
Additions to other property and equipment . . . . . . . . . . . . . . . .     (1,537)   (2,528)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . .      7,048     1,733
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .       (353)     (893)
                                                                            --------  --------
                                                                            (123,476) (198,340)
                                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . .    328,469   416,614
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . .   (320,969) (387,514)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . .      1,601       324
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .     (1,497)    9,393
Change in gains from price-risk management activities . . . . . . . . . .     (3,343)   38,770
Change in other long-term liabilities . . . . . . . . . . . . . . . . . .       (275)    2,994
                                                                            --------  --------
                                                                               3,986    80,581
                                                                            --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . .      3,516      (329)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .      2,539     5,538
                                                                            --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .   $  6,055  $  5,209
                                                                            ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . .   $ 24,230  $ 21,518
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        753       255
                                                                            --------  --------
                                                                            $ 24,983  $ 21,773
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

NOTE 2 -- RESTATED FINANCIAL STATEMENTS

  The Company restated its financial results for the three months and nine months ended September 30, 1999 to adjust amounts previously reported in "change in derivative fair value" in the respective statements of operations. The adjustment is primarily the result of a change in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements under the contracts occur. This change was made based on new implementation guidance relating to SFAS 133, as hereinafter defined, received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of September 30, 1999, and for the three months and nine months then ended, have been restated to reflect this change. The effect of the restatement is provided below.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              SEPTEMBER 30, 1999


                                                  Three Months Ended        Nine Months Ended
                                                  September 30, 1999        September 30, 1999
                                                -----------------------  -----------------------
                                                                As                        As
                                                    As       Previously      As       Previously
                                                 Restated     Reported    Restated     Reported
                                                ----------   ----------  ----------   ----------
                                                      (in thousands, except per share data)
Statement of Operations Data:
Change in derivative fair value. . . . . . . .  $    2,868   $   (2,510) $   (8,242)  $  (1,313)
Total revenues . . . . . . . . . . . . . . . .      89,946       84,568     209,491     216,420
Income before income taxes . . . . . . . . . .      21,746       16,368      14,621      21,550
Income tax provision . . . . . . . . . . . . .       8,698        6,444       5,848       8,620
Net income . . . . . . . . . . . . . . . . . .      13,048        9,924       8,773      12,930
Net income per share - basic . . . . . . . . .         .32          .25         .22         .32
Net income per share - diluted . . . . . . . .         .32          .24         .22         .32

                                                                       As of September 30, 1999
                                                                       ------------------------
                                                                                         As
                                                                           As        Previously
                                                                        Restated      Reported
                                                                       ----------    ----------
                                                                            (in thousands)
Balance Sheet Data:
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .   $   37,383    $   37,522
Total deferred credits and other liabilities . . . . . . . . . . . .       94,336        94,475
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .       15,508        19,665
Accumulated other comprehensive income . . . . . . . . . . . . . . .       38,818        34,522
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .      475,478       475,339

NOTE 3 -- HEDGING

  In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                              SEPTEMBER 30, 1999

change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps were designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as cash flow hedges, or are ineffective, are recorded in earnings as the changes occur. Earnings for the three-months and nine-months ended September 30, 1999 included net gains of $2.9 million and net charges of $8.2 million, respectively, which are comprised of gains of $2.1 million and $.7 million, respectively, of changes in fair value for Fixed-Price Contracts not designated as cash flow hedges, $1.3 million and $2.6 million, respectively, of net gains relating to Fixed-Price Contract hedge ineffectiveness, $.2 million of gains and $11.3 million of losses, respectively, attributable to a loss of effectiveness for certain cash flow hedges, and losses of $.7 million and $6.4 million, respectively, related to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement (see Note 2 -- Restated Financial Statements). In addition, earnings include a $6.2 million pretax gain attributable to an increase in derivative fair value from January 1, 1999 to January 13, 1999 (see discussion below).

  Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was determined to be sufficient in relation to the formal documentation requirements of the standard. As a result, the change in fair value of all the Company's derivatives during this period was required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of September 30, 1999, and for the nine-month period then ended, reflect this accounting. Change in derivative fair value for the nine months ended September 30, 1999 includes a $6.2 million pretax gain ($3.7 million, net of tax) attributable to the change in contract fair value occurring between January 1, 1999 and January 13, 1999.

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

NOTE 6 -- SUBSEQUENT EVENT

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

NOTE 7 -- COMPREHENSIVE LOSS

  Components of comprehensive loss for the three-month and the nine-month periods ended September 30, 1999 and 1998, are as follows:

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      ------------------  ------------------
                                        1999      1998       1999      1998
                                      --------  --------  --------  --------
Net income (loss). . . . . . . . . .  $ 13,048  $ (5,439) $  8,773  $(17,873)
Other comprehensive loss, net of tax:
 Reclassification adjustments -
   contract settlements. . . . . . .       641        --    (4,389)       --
 Change in fixed-price contract
  and other derivative fair value. .   (23,112)       --   (50,043)       --
                                      --------  --------  --------  --------
Comprehensive loss . . . . . . . . .  $ (9,423) $ (5,439) $(45,659) $(17,873)
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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998
  Net Income and Cash Flows from Operating Activities. For the quarter ended September 30, 1999, the Company realized net income of $13.0 million, or $.32 per share, on total revenue of $89.9 million. This compares to a net loss of $5.4 million, or $.14 per share, on total revenue of $68.8 million for the third quarter of 1998. Cash flows from operating activities (before working capital changes) for the third quarter of 1999 grew 50% to $53.4 million compared to $35.6 million for the third quarter of 1998. The increase in earnings and operating cash flows for the quarter was primarily the result of higher oil and gas prices and natural gas production, and a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation. Earnings for the quarter ended September 30, 1999 also benefitted from lower exploration costs and oil and gas depletion. Cash flows provided by operating activities after consideration of the net change in working capital increased to $62.6 million from the $32.3 million reported for the third quarter of 1998, primarily due to the reasons identified above. In addition, operating cash flows for the third quarter benefitted from an increase in accounts payable.

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

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.43 per Mcfe for the quarter ended September 30, 1999, an increase of 10% from the $2.21 per Mcfe received for the third quarter of 1998. The Company's gas production yielded an average price of $2.30 per Mcf, an increase of 2% compared to $2.26 per Mcf for the prior-year third quarter. The Company's average gas price for the 1999 third quarter decreased $.22 per Mcf as a result of the Company's hedging activities. The average gas price for the third quarter of 1998 was enhanced $.30 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the third quarter of 1999 was $19.50 per Bbl, an increase of 64% from the $11.90 per Bbl received for the prior-year third quarter. The average oil price for the third quarter of 1999 decreased $.35 per Bbl as a result of the Fixed-Price Contracts in effect for that period. No fixed-price oil contracts were in effect during the third quarter of 1998.

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

  Change in Derivative Fair Value. The Company restated its financial results for the three months ended September 30, 1999 to adjust amounts previously reported in "change in derivative fair value" in the statement of operations. The adjustment is primarily the result of a change in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements for the contracts occur. This change was made based on new implementation guidance relating to SFAS 133 received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of September 30, 1999 have been restated to reflect this change. The effect of the restatement was to increase reported results of operations by $5.4 million ($3.1 million, net of tax) for the quarter ended September 30, 1999. Change in derivative fair value for the third quarter of 1999 included $2.1 million of gains associated with certain derivatives not designated as cash flow hedges, $1.3 million of net gains relating to

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Fixed-Price Contract hedge ineffectiveness, $.2 million of gains attributable to a loss of effectiveness for certain cash flow hedges, and $.7 million of losses related to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement.

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

  Interest Expense. Interest expense for the third quarter of 1999 was $10.4 million compared to $10.1 million for the third quarter of 1998. The net impact of interest rate swaps in effect for the third quarter of 1999 and 1998
was not material.  See "Capital Resources and Liquidity   Credit Facility."

  Income Taxes. For the third quarter of 1999, the Company recorded a tax provision of $8.7 million on pretax income of $21.7 million, an effective rate of 40%. This compares to a tax benefit of $3.2 million on pretax loss of $8.7 million, an effective rate of 37%, for the third quarter of 1998.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998
  Net Income and Cash Flows from Operating Activities. The Company realized net income of $8.8 million, or $.22 per share, on total revenue of $209.5 million for the nine months ended September 30, 1999. This compares with a net loss of $17.9 million, or $.45 per share, on total revenue of $208.8 million for the nine months ended September 30, 1998. Cash flows from operating activities (before working capital changes) for the first nine months of 1999 were $120.4 million, compared to $108.2 million for the first nine months of 1998, an increase of 11%. The increase in earnings and operating cash flows for the current nine-month period was primarily the result of higher oil prices and natural gas production, and a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation. Reductions in exploration costs and oil and gas depletion also benefitted current period operating results. Cash flows provided by operating activities after consideration of the net change in working capital increased to $123.0 million from the $117.4 million reported for the third quarter of 1998, primarily due to the reasons identified above. In addition, operating cash flows for the 1998 nine-month period benefitted from the collection of an insurance claim receivable.

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

  Change in Derivative Fair Value. The Company restated its financial results for the three months and nine months ended September 30, 1999 to adjust amounts previously reported in "change in derivative fair value" in the
respective statements of operations.   The adjustment is primarily the result
of a change in the calculation for reversing contract fair value gains and losses recognized in "change in derivative fair value" in periods prior to when actual cash settlements under the contracts occur. This change was made based on new implementation guidance relating to SFAS 133 received from the Company's independent auditors. The Company believes the revised calculation results in a better allocation of the reversals of those gains and losses to future periods. The accompanying financial statements as of September 30, 1999, and for the nine months then ended, have been restated to reflect this change. The effect of restatement was to decrease reported results of operations by $6.9 million ($4.2 million after tax) for the nine months ended September 30, 1999. Change in derivative fair value for the nine months ended September 30, 1999 included $.7 million of net gains associated with certain derivatives not designated as cash flow hedges, $2.6 million of net gains relating to Fixed-Price Contract hedge ineffectiveness, $11.3 million of losses attributable to a loss of effectiveness for certain cash flow hedges, and $6.4 million of losses related to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement.
In addition, earnings include a $6.2 million pretax gain attributable to an increase in derivative fair value from January 1, 1999 through January 13, 1999 (see discussion below).

  Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard,

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was determined to be sufficient in relation to the formal documentation requirements of the standard. As a result, the change in fair value of all the Company's derivatives during these periods was required to be reported in results of operations, rather than in other comprehensive income. The accompanying financial statements as of September 30, 1999, and for the nine-month period then ended, reflect this accounting. Change in derivative fair value for the nine months ended September 30, 1999 reflected a $6.2 million pretax gain ($3.7 million, net of tax) attributable to the change in contract fair value occurring between January 1, 1999 and January 13, 1999.

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

  Interest Expense. Interest expense for the nine months ended September 30, 1999 of $30.6 million approximated the amount for the nine months ended September 30, 1998. The net impact of interest rate swaps in effect for the first nine months of 1999 and 1998 was immaterial. See "Capital Resources and Liquidity Credit Facility."

  Income Taxes. For the nine months ended September 30, 1999, the Company recorded a tax provision of $5.8 million on pretax income of $14.6 million, an effective rate of 40%. This compares to a tax benefit of $11.0 million provided on a pretax loss of $28.8 million, an effective rate of 38%, for the first nine months of 1998.

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

Interest rate sensitivity
  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of September 30, 1999, the Company had fixed the interest rate on average notional amounts of $155 million for the balance of 1999, and $125 million, $125 million and $94 million for the years ending December 31, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three- month rate (6.1% at September 30, 1999) and pays an average rate of 5.3% for the balance of 1999 and 5.0%, 5.0% and 5.0% for 2000, 2001 and
2002, respectively. The notional amounts are less than the maximum amount anticipated to be outstanding under the Credit Facility in such years.

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