Form 10-K405
period 1999-12-31
LOUIS DREYFUS NATURAL GAS CORP
filed 2000-03-07
CIK 912264

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the fiscal year ended December 31, 1999
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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


                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2000, was approximately $430.5 million (based on a value of $22.44 per share, the closing price of the Common Stock as quoted by the New York Stock Exchange on such date). 40,253,130 shares of Common Stock, par value $.01 per share, were outstanding on March 1, 2000.

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

                        LOUIS DREYFUS NATURAL GAS CORP.
                                   Form 10-K
                               Table of Contents


                                                                                         Page
                                                                                         -----
                                             PART I
Item 1 --    BUSINESS ..................................................................   3
             General ...................................................................   3
             Business Strategy .........................................................   3
             Forward-Looking Statements ................................................   4
             Recent Developments .......................................................   5
             Acquisitions ..............................................................   5
             Marketing .................................................................   6
             Competition ...............................................................   7
             Regulation ................................................................   7
             Certain Operational Risks .................................................   9
             Employees .................................................................   9
             Relationship Between the Company and S.A. Louis Dreyfus et Cie ............   9
             Potential Conflicts of Interest ...........................................  10
             Certain Definitions .......................................................  10
Item 2 --    PROPERTIES ................................................................  12
             General ...................................................................  12
             Core Areas ................................................................  13
             Reserves ..................................................................  16
             Costs Incurred and Drilling Results .......................................  17
             Acreage ...................................................................  18
             Productive Well Summary ...................................................  18
             Title to Properties .......................................................  18
Item 3 --    LEGAL PROCEEDINGS .........................................................  18
Item 4 --    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................  19
                                             PART II
Item 5 --    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS ..................................................................  19
Item 6 --    SELECTED FINANCIAL DATA ...................................................  19
Item 7 --    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ....................................................  21
             Overview ..................................................................  21
             Results of Operations - Fiscal Year 1999 Compared to Fiscal Year 1998 .....  23
             Results of Operations - Fiscal Year 1998 Compared to Fiscal Year 1997 .....  25
             Capital Resources and Liquidity ...........................................  26
             Commitments and Capital Expenditures ......................................  28
             Outlook for Fiscal Year 2000 ..............................................  28
             Year 2000 Compliance ......................................................  30
Item 7A --   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................  30
             General ...................................................................  30
             Fixed-Price Contracts .....................................................  30
             Interest Rate Sensitivity .................................................  34
Item 8 --    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............................  35
Item 9 --    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE .................................................  35

                        LOUIS DREYFUS NATURAL GAS CORP.
                                   Form 10-K
                         Table of Contents (continued)



                                                                                        Page
                                                                                       -----
                                       PART III
Item 10 --   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........................  36
Item 11 --   EXECUTIVE COMPENSATION ....................................................  36
Item 12 --   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ............  36
Item 13 --   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............................  36
                                       PART IV
Item 14 --   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............  36

                        LOUIS DREYFUS NATURAL GAS CORP.


                                    PART I

Item 1. Business

General

Louis Dreyfus Natural Gas Corp. (the "Company" or "Registrant") is one of the largest independent natural gas companies in the United States engaged in the acquisition, development, exploration, production and marketing of natural gas and crude oil. The Company's acquisition, development and exploration activities are primarily conducted in three geographically concentrated core areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas, the Panhandle of Texas, East Texas, Southwest Arkansas and North Louisiana; and the Gulf Coast Region, which includes South Texas and Offshore Gulf of Mexico, (collectively "Core Areas"). Approximately 95% of the Company's proved reserve value at December 31, 1999 is located within these Core Areas. Proved reserves as of December 31, 1999 totaled 1.5 Tcfe and had a Present Value (as hereinafter defined) of $1.0 billion. The Company's operated properties contain more than 80% of its total proved reserves. Natural gas reserves comprised 88% of the Company's year-end proved reserve position and 83% of its reserves were proved developed. The Reserve Life of its proved reserves, as hereinafter defined, was 11.6 years.

     The Company was acquired in 1990 by S.A. Louis Dreyfus et Cie to engage in oil and gas acquisition, development, production and marketing activities. At the time of acquisition, the Company's proved reserves totaled 61 Bcfe. Since that date, the Company has experienced significant growth in its production and reserves through both development and exploration drilling and proved reserve acquisitions. The Company has accumulated interests in 2.5 million gross acres with 1,575 identified drilling locations. Of these locations, 496 had been assigned proved undeveloped reserves at December 31, 1999. The Company aggressively exploits the value in its properties through an active development drilling program. This program has resulted in the drilling of 1,493 wells with a completion success rate of 92% over the five-year period ended December 31, 1999. In recent years, exploratory drilling has been increasingly emphasized as an integral component of its business strategy and, consequently, the Company has incurred substantial up-front costs, including significant acreage, seismic and other geological and geophysical costs. During 1999, the Company invested $29 million in connection with exploration activities, $15 million of which was directed to acreage and seismic acquisition. The Company's exploration program has had a cumulative drilling success rate of 71% since its inception in 1995.

     The Company has replaced 281% of its production since 1994 at an average Finding Cost, as hereinafter defined, of $1.01 per Mcfe, including the purchase accounting impact of its acquisition of American Exploration Company in 1997 ("American Acquisition"). Finding Costs excluding the effects of the American Acquisition, which Management believes are more representative of the Company's historical ability to replace reserves, were $.82 per Mcfe over this same five year period. The following table reflects the Company's growth since 1994:

Production, Proved Reserves, Earnings
Per Share and Cash Flow Growth

                                                                    Years Ended December 31,                   Five-Year
                                                  -----------------------------------------------------------   Growth
                                                      1999         1998          1997        1996      1995      Rate
--------------------------------------------------------------------------------------------------------------------------
Production (Bcfe)                                      125.8        121.6          84.3      75.0      61.4       18.3%
Proved reserves (Bcfe)                               1,464.3      1,340.2       1,203.4     990.2     876.1       16.2
EBITDAX (MM$) (1)                                   $  213.0    $   183.8     $   164.9   $ 128.6   $ 111.6       17.8
Net cash provided by operating activities (MM$)     $  181.6    $   147.4     $   129.8   $ 101.8   $  89.5       17.5
Net income (loss) (MM$) (2)                         $   21.4    $   (43.3)    $   (16.1)  $  21.1   $  11.0       14.8
==========================================================================================================================

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

Business Strategy

The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings. This strategy is implemented through the following:

   Natural Gas Focus. The Company emphasizes growth in natural gas reserves and believes that the long-term supply and demand fundamentals for natural gas are favorable for future natural gas price increases. Natural gas continues to gain recognition as an efficient, clean and environmentally-friendly fuel source alternative. This is particularly true for electricity generation facilities, which are increasingly turning to natural gas for their power consumption needs. About 88% of the Company's reserve base is comprised of natural gas, making it substantially more leveraged to natural gas than the industry average. Because of this focus, Louis Dreyfus Natural Gas now has one of the largest domestic natural gas reserve bases in the industry.

   Expanded Exploration Program. Increased exploration activity in the Company's Core Areas exposes the Company to higher production and reserve growth potential. The Company has a staff of 32 geoscientists and reservoir engineers who have extensive experience in the use of advanced technologies, including 3-D seismic analysis, computer aided mapping and reservoir simulation modeling. These technologies are combined with a considerable knowledge base gained through the Company's operating and development drilling activities in these Core Areas. The combination results in a disciplined approach to exploration growth. During 1999, $29 million was invested in connection with exploration activities, including drilling, seismic data collection and unproved leasehold acquisitions. Since the inception of the program in 1995, the Company has drilled 119 gross (74 net) exploratory wells with a completion success rate of 71%. The Company has allocated approximately $60 million, or 29%, of its 2000 drilling budget to exploration activities.

   Development Drilling. The Company aggressively exploits the value in its oil and gas property base through its active development drilling program. The development drilling program has been an important source of low-risk production growth and is conducted in areas where multiple productive oil and gas bearing formations are likely to be encountered, thereby reducing dry hole risk. The Company has drilled 1,374 gross (882 net) development wells with a completion success rate of 94% over the five-year period ended December 31, 1999. For 2000, the Company plans to continue its aggressive development drilling program by investing approximately $150 million, or 71% of its 2000 drilling budget.

   Strategic Acquisitions. The Company has invested $545 million to acquire 548 Bcfe of proved reserves over the five-year period ended December 31, 1999, representing an average acquisition cost of $.99 per Mcfe. The Company believes that this aggregate average acquisition cost, which includes the premium paid for the American Acquisition in 1997, compares favorably to industry averages for independent exploration and production companies over this same period of time. These acquisitions have been geographically concentrated in its Core Areas where the Company possesses considerable operating expertise and realizes economies of scale. The Company principally targets acquisitions which have significant development potential, are in close proximity to existing properties, have a high degree of operatorship and can be integrated with minimal incremental administrative cost.

   Large, Geographically-Concentrated Property Base. The Company owns interests in approximately 9,400 wells located primarily in its Core Areas. As a result of this large, geographically-concentrated property base, the opportunity to generate positive results through the application of improved production technologies and to achieve economies of scale is enhanced while the risk of material adverse financial consequences from unexpected production interruptions is minimized. The Company has five district offices in its Core Areas and employs approximately 140 pumpers and other field personnel to provide onsite management of its properties.

Forward-Looking Statements

All statements in this document other than purely historical information are "Forward-Looking Statements" within the meaning of the federal securities laws. These statements reflect the current expectations of management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions (as hereinafter defined) as of December 31, 1999, and other information currently available to management. Forward-Looking Statements include statements regarding the Company's future drilling plans and objectives, and related exploration and development budgets, and number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements may be preceded or followed by, or otherwise include the words "believes", "expects", "anticipates", "intends", "plans", "estimates", "projects", or similar expressions or statements that certain events "will" or "may" occur. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein.

The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, exploration, development and marketing of oil and gas reserves. These risks include, but are not limited to, commodity price, counterparty, environmental, drilling, reserves, operations and production risks. Certain of these risks are described elsewhere herein. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for Fiscal Year 2000." Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and are not taken into consideration in the Forward-Looking Statements made herein.

     Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated contribution to future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market prices for oil and gas and market interest rates are subject to significant volatility.

     For all of these reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

Recent Developments

The following information discusses certain of the more significant accomplishments of the Company during the year ended December 31, 1999.

     1999 Drilling Program. The Company's drilling program for 1999 was very successful. The Company drilled 229 wells, of which 210 wells were completed as commercial producers for a drilling success rate of 92%. This well count included 16 exploratory wells, 88% of which were completed as producers, and 213 development wells, 92% of which were completed as producers. Through this program, the Company added 208 Bcfe of proved reserves to its reserve base at an all-in finding and development cost (total costs incurred to explore and develop oil and gas properties divided by proved reserves added through extensions and discoveries and revisions of previous estimates) of $.67 per Mcfe. The drilling program replaced 165% of production through capital expenditures totaling $143.5 million, or 79% of cash flows from operating activities. The year ended December 31, 1999 marked the sixth consecutive year that the Company replaced its production through its drilling activities. See "Item 2--Properties--Costs Incurred and Drilling Results."

     Proved Reserves. As of December 31, 1999, the Company's proved reserves had grown 9% in relation to 1998 and was comprised of 28 MMBbls of oil and 1.3 Tcf of natural gas, or 1.5 Tcfe. This reserve growth represents a production replacement ratio of nearly 200%. The Company's estimated future net revenues from proved reserves was $2.1 billion as of December 31, 1999. The present value of such future net revenues discounted at 10% ("Present Value") was $1.0 billion. See "Item 2--Properties--Reserves" and Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

     Financial Results. The Company reported net income of $21.4 million, or $.53 per share, on total revenue of $302.6 million for 1999, the highest net income reported as a publicly-held company. This compares to a net loss of $43.3 million, or $1.08 per share, on total revenue of $293.4 million for 1998. The Company reported record cash flows from operating activities (before working capital changes) of $171.8 million for the year ended December 31, 1999, which compares to $144.9 million for 1998, an increase of 19%. Cash flows provided by operating activities after consideration for the change in working capital was $181.6 million, which compares to $147.4 million for 1998. The 1999 increase in revenues and operating cash flows was achieved primarily through growth in gas production and higher oil prices for the year. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1999 Compared to Fiscal Year 1998." Record EBITDAX of $213.0 million and record oil and gas production of 126 Bcfe were also achieved in 1999.

     Cost Reduction. The Company was highly successful in reducing costs for 1999. Each expense caption in the 1999 Statement of Operations, appearing elsewhere herein, reflected improvement in relation to 1998, not only on a per unit of production basis, but also in absolute amount. Cash operating costs (production, overhead and interest costs) fell to $1.04 per Mcfe in 1999, marking the sixth consecutive year that per unit cash costs have declined.

     Fixed-Price Contract Monetization. The Company received proceeds totaling $44.2 million in December 1999 pursuant to the termination of a fixed-price natural gas physical delivery contract with an independent power producer. The proceeds were used to pay down bank debt. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts--Credit Risk."


Acquisitions

The Company has completed a significant number of proved reserve acquisitions during the past five years, including three ranging in size from $87 million to $340 million. In 1999, the Company completed a nominal amount of acquisitions due to high relative prices being asked by sellers of proved properties in relation to market prices for oil and gas, and to the generally lower cost at which reserves could be added through the Company's drilling program. The market for proved reserve acquisitions is uncertain and the Company cannot predict the amount of capital ultimately to be invested in acquisitions during 2000. Although a significant number of oil and gas properties are predicted to be placed on the market, higher oil and gas commodity prices are expected to raise sellers' price expectations. The following table summarizes the Company's acquisition activity for the five years ended December 31, 1999:

Summary Acquisition Information


                                                               Years Ended December 31,
                                            ---------------------------------------------------------------
                                               1999         1998         1997         1996          1995         Total
------------------------------------------------------------------------------------------------------------------------
Estimated proved reserves acquired
(Bcfe) (1)                                        41           7           234           76           190           548
Acquisition cost (MM$)                         $36.9        $4.1        $349.0        $36.1        $118.7        $544.8
Acquisition cost per Mcfe (2)                  $ .90        $.56        $ 1.49        $ .48        $  .62        $  .99
=========================================================================================================================

(1) Based on the first year-end reserve report prepared following the acquisition date as adjusted for production between the acquisition date and year-end.

(2) Results for 1997 include the purchase accounting impact of the American Acquisition.

 Management is actively involved in the screening of potential acquisitions and the development and implementation of strategies for specific acquisitions. The Company's staff of reservoir engineers, geologists, production engineers, landmen and accountants have substantial experience in evaluating and acquiring oil and gas reserves. The Company primarily seeks acquisitions in its Core Areas in which the Company's experience and existing operations will enable it to readily integrate the acquired properties. Acquisitions are targeted which have significant further development and exploration potential and a high degree of operatorship. The Company prefers to operate its properties whenever possible in order to provide more control over the operation and development of the properties and the marketing of production. The Company also pursues additional interests in its operated properties from holders of non-operating interests to increase its percentage ownership at attractive acquisition prices.

Marketing
Fixed-Price Contracts

Description. The Company has entered into long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps (collectively "Fixed-Price Contracts") to reduce its exposure to decreases in oil and gas prices which are subject to significant and often volatile fluctuation. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. At December 31, 1999, these contracts hedge 52 Bcfe of future oil and gas production in 2000, and 133 Bcfe thereafter, representing 13% of estimated proved reserves. The fixed prices in such contracts generally escalate over the contract term. Fixed-Price Contract volume and price information by year for the next five years and thereafter is shown at "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." The Company has historically hedged a significant portion of its natural gas and crude oil production. In recent years, a progressively smaller share of the Company's production and reserve additions have been hedged due to Management's belief that longer-term demand and supply fundamentals for natural gas imply the potential for prices in excess of those currently available in the long-term forward market. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending on market conditions, capital investment considerations and other factors.

     Delivery Contracts. The Company has entered into fixed-price natural gas delivery contracts with independent power producers, natural gas pipeline marketing affiliates, a municipality and other end users. Typically, these contracts require the Company to deliver, and the purchaser to take, specified quantities of natural gas at specified fixed prices, over the life of the contracts. Delivery contracts hedge 112 Bcf of future gas production as of December 31, 1999, representing 9% of estimated proved natural gas reserves. The contract term varies with each contract, ranging from a period of less than four years to approximately 18 years. The Company meets its fixed-price delivery contract requirements through purchases of natural gas in markets local to the delivery point at the most attractive prices available. The contracts generally permit the Company to deliver natural gas at its choice of several pipeline or customary industry delivery points, permitting some market flexibility to the Company in purchasing required natural gas supplies and making deliveries and reducing transportation risks. Each contract is individually negotiated based on the purchaser's specified needs.

     Energy Swaps. The Company enters into energy swaps as a fixed-price seller in order to assure itself of fixed prices for the sale of its oil and gas production. At December 31, 1999, the Company was a party to six energy swaps, which collectively hedge 57 Bcf of future gas production. The contract term varies with each contact, ranging from a period of one year to approximately eight years. The variables in an energy swap transaction are a fixed price, an index price, a specified quantity and a period. One of the parties is designated as the fixed-price purchaser ("FPP") and whenever the fixed price exceeds the index price for a given date or period, the FPP pays the other party, the fixed-price seller ("FPS"), the difference between the fixed price and the index price. Whenever the index price is in excess of the fixed price, the FPS pays the difference between the index price and the fixed price to the FPP. In this way the parties may, without physical delivery of oil or gas, hedge against uncertainties and risk created by fluctuations in oil and gas prices in connection with such party's actual physical supply, purchase or sale commitments or requirements.

     Counterparties. The following table summarizes certain information concerning the Company's natural gas Fixed-Price Contracts and associated counterparties at December 31, 1999:

Natural Gas Fixed-Price Contract
Volumes by Counterparty

                                               Volumes Committed (BBtu)
                                  --------------------------------------------------    Percentage
                                                                                            of
                                    Delivery     Energy                                   Total
                                   Contracts      Swaps     Collars (1)      Total        Volume
---------------------------------------------------------------------------------------------------
Type of Counterparty:
Pipeline marketing affiliates        54,357      22,453           --         76,810     43%
Independent power producers          40,591          --           --         40,591     23
Financial institutions                   --       6,420        9,630         16,050      9
Other                                17,549      27,900           --         45,449     25
---------------------------------------------------------------------------------------------------
Total                               112,497      56,773        9,630        178,900    100%
===================================================================================================

(1) Volumes as shown for fixed-price collars are the volumes in effect when the market price for natural gas is at or below the floor price provided by the collar. If the market price for natural gas exceeds the ceiling price, then volumes under the collars are double those presented. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk --Fixed-Price Contracts."

For additional information concerning the Company's Fixed-Price Contracts, see "Item 7A--Quantitative and Qualitative Disclosures About Market
Risk--Fixed-Price Contracts."

Wellhead Marketing

The majority of the Company's wellhead gas production is sold to a variety of purchasers on the spot market or dedicated to contracts with market-sensitive pricing provisions. Substantially all of the undedicated natural gas produced from Company-operated wells is marketed by the Company. Additionally, the majority of the oil and condensate produced from Company-operated properties is sold on a market price sensitive basis. During 1999, the Company had gas sales to two unrelated purchasers which approximated 17% and 14% of total revenues, respectively. See Note 9 of the Notes to Consolidated Financial Statements appearing elsewhere herein. The loss of any wellhead purchaser is not anticipated to have a material adverse effect on the Company because there are a substantial number of alternative purchasers in the markets in which the Company sells its wellhead production.

Competition

The oil and gas industry is highly competitive. The Company competes with major oil and gas companies, other independent oil and gas concerns, gas marketing companies and individual producers and operators for proved reserve and undeveloped acreage acquisitions, the development, production and marketing of oil and gas, and for contracting equipment and securing personnel. Many of these competitors have financial and other resources which exceed those available to the Company. Competition in the regions in which the Company owns properties may result in occasional shortages or unavailability of drilling rigs and other equipment used in drilling activities, and limited pipeline capacity and access. Such circumstances could result in curtailment of activities, increased costs, delays or losses in production or revenues or cause interests in oil and gas leases to lapse. The Company believes that its acquisition, development, production and marketing capabilities, financial resources and the experience of its management and staff enable it to compete effectively.

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

     The Company has operated and non-operated working interests in various oil and gas leases in the Gulf of Mexico which were granted by the federal government and are administered by the Minerals Management Service (the "MMS"), a federal agency. These leases were issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders, which are subject to change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies, such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications, and has established other regulations governing the plugging and abandoning of wells located offshore and the removal of all production facilities. With respect to any Company operations conducted on offshore federal leases, liability may generally be imposed under the Outer Continental Shelf Lands Act for costs of clean-up and damages caused by pollution resulting from such operations. Under certain circumstances, including but not limited to, conditions deemed to be a threat or harm to the environment, the MMS may also require any Company operations on federal leases to be suspended or terminated in the affected area.

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal, of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of operations, the Company generates wastes that may fall within CERCLA's definition of "hazardous substances." The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. The Company has not been named by the EPA or alleged by any third party as being potentially responsible for costs and liabilities associated with alleged releases of any "hazardous substance" at any superfund site.

     The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to- know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and citizens.

     The Oil Pollution Act ("OPA") requires the lessee or permittee of an offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35 million, which may be increased to $150 million in certain circumstances to cover liabilities related to an oil spill for which such person is statutorily responsible. OPA also subjects responsible parties to strict, joint and several and potentially unlimited liability for removal costs and certain other damages caused by an oil spill covered by the statute.

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

     The Company owns a 75-mile intrastate pipeline and associated compression facilities in the Sonora area of West Texas. More than 98% of the gas transported in this pipeline system during 1999 was owned by the Company. The operation of this system is subject to regulation by the Texas Railroad Commission.

Certain Operational Risks

The Company's operations are subject to the risks and uncertainties associated with drilling, producing and transporting oil and gas. The Company must incur significant expenditures for the identification and acquisition of properties and for the drilling and completion of wells. Drilling activities are subject to numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The Company's prospects for future growth will depend on its ability to replace current reserves through drilling, acquisitions, or both. The Company's ability to market its oil and gas production depends upon the availability and capacity of oil and gas gathering systems and pipelines, among other factors, many of which are beyond the Company's control.

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

Employees

As of March 1, 2000, the Company had approximately 400 employees. Management believes that its relations with its employees are satisfactory. The Company's employees are not covered by a collective bargaining agreement.

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

     S.A. Louis Dreyfus et Cie beneficially owns approximately 52% of the Company's Common Stock. Through its effective ability to elect all directors of the Company, S.A. Louis Dreyfus et Cie has the ability to control its business and affairs, including decisions with respect to the acquisition or disposition of Company assets and the future issuance of Common Stock or other securities. S.A. Louis Dreyfus et Cie also has the ability to control the Company's drilling, operating and acquisition expenditure plans. There is no agreement that would prevent S.A. Louis Dreyfus et Cie from acquiring additional shares of Common Stock. Approximately one-half of the shares owned by S.A. Louis Dreyfus et Cie are required to be pledged to a judgment creditor of one of its subsidiaries pending the outcome of an appeal of the judgment. This appeal is not expected to be completed until after mid-year 2000. The judgment is unrelated to the Company. The sale of all or a portion of these shares after the completion of the appeal could result in a change in control of the Company.

     The Company has an agreement ("Services Agreement") with S.A. Louis Dreyfus et Cie pursuant to which S.A. Louis Dreyfus et Cie provides to the Company various services (principally insurance-related services). Such services historically have been supplied to the Company by S.A. Louis Dreyfus et Cie, and the Services Agreement provides for the further delivery of such services, but only to the extent requested by the Company. The Company reimburses S.A. Louis Dreyfus et Cie for a portion of the salaries of employees performing requested services based on the amount of time expended ("Hourly Charges"), all direct third party costs incurred by S.A. Louis Dreyfus et Cie in rendering requested services and overhead costs equal to 40% of the Hourly Charges. The Services Agreement will continue until terminated by either party upon 60 days prior written notice to the other party in accordance with the terms of the Services Agreement. In the event of termination of the Services Agreement by S.A. Louis Dreyfus et Cie, the Company has an option to continue the agreement for up to 180 days to enable it to arrange for alternative services. Substantially all such services in 1999 relate to participation in certain insurance programs of S.A. Louis Dreyfus et Cie.

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

     The Company and S.A. Louis Dreyfus et Cie have in the past entered into intercompany transactions and agreements incident to their respective businesses. Such transactions and agreements have related to, among other things, the purchase and sale of natural gas and the provision of certain corporate services. It is the intention of S.A. Louis Dreyfus et Cie and the Company that the Company operate independently, other than receiving services as contemplated by the Services Agreement, but S.A. Louis Dreyfus et Cie and the Company may enter into material intercompany transactions. In any event, the Company intends that the terms of any future transactions and agreements between the Company and S.A. Louis Dreyfus et Cie will be at least as favorable to the Company as could be obtained from unaffiliated third parties.

     S.A. Louis Dreyfus et Cie has advised the Company that it does not currently intend to engage in oil and gas acquisition, development or exploration activities except through its beneficial ownership of Common Stock. However, as part of S.A. Louis Dreyfus et Cie's business strategy, S.A. Louis Dreyfus et Cie may, from time to time, acquire other businesses primarily engaged in other activities, which may also include oil and gas acquisition, exploration and development activities as part of such acquired businesses. S.A. Louis Dreyfus et Cie is also actively engaged in the trading of oil and gas which includes the use of fixed-price contracts. The Company has not adopted any special procedures to address potential conflicts of interest between the Company and S.A. Louis Dreyfus et Cie relating to such potential competition. However, the Company does not currently anticipate that any potential competition with S.A. Louis Dreyfus et Cie for fixed-price contracts would adversely affect its ability to hedge its production.

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

     Present Value. When used with respect to oil and gas reserves, present value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development costs, and future abandonment costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. The prices used to estimate future net revenues do not consider the effects of the Company's Fixed-Price Contracts.

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

Item 2. Properties

General

The Company's oil and gas acquisition, exploration and development activities are conducted mainly in its Core Areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas, the Panhandle of Texas, East Texas, Southwest Arkansas and North Louisiana; and the Gulf Coast Region which includes South Texas and Offshore Gulf of Mexico. Proved reserves as of December 31, 1999 consisted of 28 MMBbls of oil and 1.3 Tcf of natural gas, totaling 1.5 Tcfe. At this date, the Company had ownership interests in approximately 9,400 producing wells. The Company operates approximately 3,400 of these wells which contain 83% of its total proved reserves. Net daily production during 1999 was 8.1 MBbls of oil and 295.8 MMcf of natural gas, or 344.6 MMcfe. The Company drilled 213 developmental oil and gas wells, of which 196 wells, or 92%, were completed as commercial producers, and 16 exploratory wells, of which 14 wells, or 88%, were successfully completed, during 1999.

     The Company has allocated $210 million for its 2000 drilling program, subject to revision based upon oil and gas prices, proved reserve acquisitions and other factors. Approximately $60 million of this total, or 29%, has been allocated to exploration activities and $150 million, or 71%, has been allocated to development activities. It is expected that this drilling expenditure will result in the drilling of about 350 wells, including 25 exploratory wells and 325 development wells. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook for Fiscal Year 2000."

Core Areas

The following table sets forth certain information regarding the Company's activities in each of its principal producing areas as of December 31, 1999:

Core Areas


                                                            Mid-           Gulf
                                            Permian       Continent        Coast         Other          Total
------------------------------------------------------------------------------------------------------------------
Property Statistics:
Proved reserves (Bcfe)                          706            461            252            45           1,464
Percent of total proved reserves                 48%            32%            17%            3%            100%
Gross producing wells                         4,295          3,446            663           992           9,396
Net producing wells                           1,959          1,089            198           163           3,409
Gross acreage                               731,491        918,567        340,083       531,955       2,522,096
Net acreage                                 367,559        414,438        180,859       133,997       1,096,853
Potential drill sites                           850            400             75           250           1,575
1999 Results:
Gross wells drilled                             148             44             26            11             229
Gross successful wells                          142             33             24            11             210
Drilling success                                 96%            75%            92%          100%             92%
Production (Bcfe)                              39.9           39.3           43.8           2.8           125.8
Average net daily production (MMcfe)          109.4          107.6          119.9           7.7           344.6
Lease operating expense per Mcfe           $    .46        $   .43        $   .33       $   .51       $     .41
2000 Drilling Budget (MM$):
Development                                $     59        $    38        $    53       $    --       $     150
Exploration                                       3              6             51            --              60
------------------------------------------------------------------------------------------------------------------
Total                                      $     62        $    44        $   104       $    --       $     210
==================================================================================================================

Permian Region

The Company is actively involved in development and exploration activities in several areas within the Permian Region. These areas include the Sonora Area and the Delaware Basin of Southeast New Mexico, among others. The Company's properties in the Permian Region contain 706 Bcfe of proved reserves, nearly one-half of the Company's total reserve base, in 4,295 wells. The Company drilled 148 wells in the Permian Region in 1999 and daily production averaged 109 MMcfe per day. The Company has identified 850 undrilled locations in this region of which 310 have been assigned proved undeveloped reserves. Plans for this region in 2000 include the drilling of approximately 258 wells and a total investment of $62 million, including acreage and seismic acquisition.

Sonora Area

The Sonora area is located in the West Texas counties of Schleicher, Crockett, Sutton and Edwards. It is comprised of five fields: Sawyer, Shurley Ranch, MMW, Aldwell Ranch and Whitehead, which are located on the northeast side of the Val Verde Basin of West Central Texas. The Company has an average 88% working interest in 1,785 wells, most of which are Company operated. Daily production from the Sonora area during 1999 averaged 85 MMcfe per day. Production is predominately from the Canyon formation at depths ranging from 2,500 to 6,500 feet and the Strawn formation at depths ranging from 7,000 to 9,000 feet.

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

     The Company has maintained an aggressive development drilling program in the Sonora Area since 1993, having drilled 707 Canyon and Strawn wells with only 23 dry holes. The 1999 drilling program resulted in the drilling of 127 wells, 124 of which were completed as commercial producers. The Company plans to drill approximately 150 wells in Sonora during 2000, the majority of which are relatively low risk locations. The Company has identified over 575 potential locations on its acreage, of which 266 have been assigned proved undeveloped reserves. Subject to further study and drilling results, the Company believes additional proved reserves will ultimately be attributed to many of the other locations. In addition to infill drilling potential, many of the Company's producing wells in the Sonora Area have recompletion possibilities in existing wellbores.

Southeast New Mexico

The Company is also active in southeastern New Mexico in the Delaware Basin, where the primary objectives are the Morrow and Wolfcamp carbonate. The Morrow sands are deposited in fluvial channels which trend from northwest to southeast. The Wolfcamp carbonate in the Company's area of interest is deposited in deep water alluvial fans along a major reef complex and is primarily oil production. These reservoirs exhibit excellent porosity and permeability at depths between 10,000 and 15,000 feet. These objectives also lend themselves to the use of modern technology and computer aided mapping. It is anticipated that approximately 10 wells will be drilled for these objectives in 2000.

Mid-Continent Region

The Company was actively involved in the Mid-Continent Region when it was acquired by S.A. Louis Dreyfus et Cie and has subsequently acquired substantial additional acreage and proved reserves in the area through multiple synergistic acquisitions. The Company operates approximately 1,260 wells in the Mid-Continent Region. The Company's properties are located in and along the northern shelf of the Anadarko Basin in western Oklahoma, in the deeper Anadarko Basin in the Texas Panhandle, and in Kansas. This region also includes properties in the Smackover Trend in Southern Arkansas and the Oak Hill field in East Texas. Development of the Company's Mid-Continent Region properties began in the late 1970's. Production is predominately natural gas from productive formations of Pennsylvanian and Pre-Pennsylvanian age rock. Productive depths range from 3,000 to 17,000 feet. Pre-Pennsylvanian reservoirs include the Chester, Mississippi and Hunton formations, with greater production from these formations occurring in highly fractured carbonate intervals. Pennsylvanian reservoirs include the Granite Wash, Red Fork, Atoka, Morrow and Springer sandstones. The stratigraphic nature of these reservoirs frequently provides for multiple targets in the same wellbores. Spacing in these formations is generally on 640 acres with extensive increased density drilling having occurred over the last 15 years. Two primary areas of focus in the Mid-Continent are the Watonga-Chickasha Trend in central Oklahoma and the Texas Panhandle.

     The Company has pursued an active low-risk infill drilling program in the Mid-Continent area over the past five years, including the drilling of 44 wells in 1999. Average net daily production was 108 MMcfe per day for this region in 1999. The Company has ownership in 3,446 wells with proved reserves of 461 Bcfe. The Company has identified 400 undrilled locations in the Mid-Continent Region, of which 148 have been assigned proved undeveloped reserves. The Company plans to drill approximately 60 wells in this area during 2000, with the primary development focus being the higher potential Morrow/Springer sand subcrop in the Watonga-Chickasha Trend.

Watonga-Chickasha Trend

The Morrow/Springer sands located in central Oklahoma were deposited as bars and channels along an ancient coast line more than 350 miles long. These sands exhibit excellent porosity and permeability at depths of 10,000 to 13,000 feet. Multiple objectives of up to a dozen sands have allowed increased drilling from one well per 640 acres to as many as four wells per 640 acres. The majority of the wells drilled in this trend are lower risk development wells. The Company plans to drill four exploratory tests seeking to discover new bars or channels and approximately 40 development wells during 2000.

Texas Panhandle

In the Texas Panhandle, the primary objective is the Morrow sand which was deposited in fluvial channels. Previous experience has shown that 3D seismic can help identify these sand channels. The Company completed a 40 square mile 3D seismic survey on the Munson Project in 1998, and in 1999, the Company acquired access to 140 square miles of additional 3D seismic data. This data is currently being processed and is expected to produce drilling locations for the year 2000. The Company has an approximate 50% working interest in this 40,000 acre project.

Smackover Trend

The Company's operations in the Smackover Trend of Southwestern Arkansas are focused primarily in the Midway field, which is operated by the Company. The Midway field is located in Lafayette County, Arkansas and produces oil from the Smackover formation at an average depth of 6,500 feet. The Company owns an average of 79% working interest in this mature waterflood unit.

Gulf Coast Region

The Company has been active in the Gulf Coast Region since its initial entry through an acquisition in 1991. Development drilling on these acquired properties began in 1992 and continued into 1999. Presently, the Company is actively involved in an exploration and development program in South Texas and offshore in the Gulf of Mexico. The Company's properties in this region number 663 wells and include 252 Bcfe of proved reserves. The Company drilled 26 wells in the Gulf Coast Region during 1999 and daily production averaged 120 MMcfe per day. The Company has identified 75 undrilled locations in this region of which 38 have been assigned proved undeveloped reserves. Plans for this region in 2000 include the drilling of approximately 32 wells and a total investment of $104 million, including acreage and seismic acquisition.

Lavaca County Area

The Company began its involvement in Lavaca County, Texas, in 1996 to explore and drill primarily for the Lower Wilcox formation. Secondary targets include the shallower Upper Wilcox, Miocene, Frio and Yegua targets. Working interests in these projects, including the Yoakum Gorge and S.W. Speaks projects, initially ranged from 25% to 35%. Subsequent acquisitions in 1997 and 1998 have more than doubled the Company's interests in these projects. The Company has additionally expanded its position in the Wilcox Trend further to the east to include the Provident City field.

     The Company now holds working interests ranging from 30% to 87.5% in 60,000 gross acres in Lavaca County. Since this project began, the Company has participated in 50 Lower Wilcox wells, over 90% of which have successfully been completed as producers. Approximately 200 square miles of high-fold 3D seismic data was obtained in 1996 and 1997 which continues to be evaluated. An additional 50 square miles of 3D seismic was shot on the South Borchers prospect in late 1998 which is a southern extension to existing data. The Company is currently participating in a 60 plus square mile 3D shoot to the west of its current acreage holdings. The data will be available in the first quarter of 2000. The target zones are the Lower Wilcox sands from 10,000 to 17,000 feet and the shallow Miocene, Frio, Yegua and Upper Wilcox sands ranging in depth from 3,500 to 8,000 feet.

     The Company's Lower Wilcox drilling program in 1999 resulted in the successful completion of 17 wells, including four exploratory tests. The Lower Wilcox sands are part of an ancient deltaic system deposited across an unstable muddy continental shelf. The rapid subsidence of the underlying beds allowed accumulation of massive Wilcox sand packages with a high degree of structural complexity. These deep structures have significant potential, ranging up to 100 Bcf per field. Production rates for wells drilled in this program have ranged as high as 30 MMcfe per day. Drilling plans for 2000 include approximately 20 Lower Wilcox wells in Lavaca County, of which five are expected to be exploratory.

Wilcox Trend

As an extension to its Wilcox success in Lavaca County, the Company acquired leasehold positions in Zapata, Goliad and Webb Counties during 1999. In the En Seguido field located in Zapata County, the Company drilled the Laura Lopez #1 well, which was completed at a rate of 12 MMcf of natural gas per day with 8,900 pounds flowing tubing pressure. An offset development well is currently being completed in this field. In addition to this En Seguido field activity, the Company is drilling a Wilcox test on the W. Martinez prospect, also in Zapata County, which is ten miles to the north of En Seguido. In total, the Company owns approximately 4,800 gross acres in Zapata County with working interests ranging from 38% to 100%. The Company plans to drill five wells in 2000 using its 100 square miles of 3D seismic.

     In Goliad County, the Company acquired approximately 3,100 gross acres in two prospects, the Cologne and Swickheimer prospects. The Company's working interests in these prospects range from 37% to 54%. Exploratory tests for the Lower Wilcox are planned for both of these projects in 2000.

Vicksburg Trend

In South Texas, the late Oligocene Vicksburg formation is a prolific producer from shelf-edge delta sand reservoirs. The depositional environments responsible for these sands include delta flanks and their associated shore zones, strand plains and barrier systems. The extensively growth-faulted Vicksburg deltas within the Rio Grande embayment contain numerous anticlinal and fault closures and structural/stratigraphic combination trapping situations. During 1999, the Company acquired approximately 7,900 gross acres in the Tabasco prospect located in Hidalgo County with a net working interest of 75% and in early 2000 acquired approximately 1,300 gross acres in the Lopez Ranch prospect in Brooks County, with a net working interest of 50%. Exploratory tests for the Vicksburg sand are planned for both of these projects in 2000.

Offshore Area

The Company owns working interests in twelve operated and eight outside-operated oil and gas production platforms and 148,000 acres, and owns over three thousand square miles of 3D seismic data in the Gulf of Mexico. Average net daily production from the Company's offshore properties was 51 MMcfe per day in 1999.

     Texas State Waters. The Company owns an average 79% working interest in more than 38,000 gross acres in the Texas State Waters area. In addition, the Company has acquired 3,000 square miles of 3D seismic data in this offshore area. High-quality 3D seismic information for the Texas State Waters previously was unavailable due to the inability of vessels towing seismic cables to operate in less than 60 feet of water without damaging the seismic equipment. The advent of ocean-bottom cabling has made the acquisition of high-quality 3D seismic information economically feasible. The Company drilled one exploratory test in 1999, which appears productive on logs. Completion operations are currently underway. The Company has identified several exploration prospects in the shallow waters offshore in the Gulf of Mexico which it plans to drill in 2000.

     High Island 116. High Island Block 116 is located in shallow federal waters, offshore Texas. The Company owns a 44% non-operated working interest in this block which produces from the Lower Miocene sands at an approximate depth of 10,000 feet. This block had average net daily production of 4 MMcfe during 1999. The Company is currently completing a new discovery drilled on this platform in 1999.

     East Cameron Block 328. East Cameron Block 328 is located in federal waters, offshore Louisiana, in approximately 240 feet of water. The block is on the flank of a large salt feature with multiple sands located in several fault blocks. Production is from the Trim A, Trim S and the HB-1 sands. The platform produced 9 MMcfe per day during 1999.

     High Island 45. High Island Block 45 is located in shallow federal waters, offshore Texas. The Company is the operator and owns an 83% working interest in this block which produces from the Lower Miocene sands at an approximate depth of 11,000 feet. This platform averaged net daily production of 11 MMcfe during 1999. The Company acquired additional interest in this block during 1999.

Reserves

The following table presents the estimated net quantities of the Company's proved and proved developed reserves, the Estimated Future Net Revenues, and the Present Values, as defined herein, attributable to total proved reserves for each of the five years in the period ended December 31, 1999.

Proved Reserves


                                                                        As of December 31,
                                             ------------------------------------------------------------------------
                                                 1999           1998           1997           1996           1995
---------------------------------------------------------------------------------------------------------------------

                                                             (dollars in millions, except price data)
Estimated Proved Reserves:
Natural gas (Bcf)                              1,294.0        1,193.7        1,028.8          849.2          753.9
Oil (MMBbls)                                      28.4           24.4           29.1           23.5           20.4
Total (Bcfe)                                   1,464.3        1,340.2        1,203.4          990.2          876.1
Estimated Future Net Revenue                 $ 2,136.0      $ 1,676.8      $ 1,926.0      $ 2,643.8      $ 1,092.4
Present Value                                $ 1,049.7      $   811.1      $ 1,002.6      $ 1,303.7      $   524.4
Estimated Proved Developed Reserves:
Natural gas (Bcf)                              1,064.7        1,026.8          899.2          709.7          630.6
Oil (MMBbls)                                      23.9           20.7           24.3           17.9           14.8
Total (Bcfe)                                   1,208.4        1,151.2        1,045.1          817.1          719.6
Year-end Prices used in Estimating Future
Net Revenues:
Natural gas (per Mcf)                        $    2.19      $    2.07      $    2.49      $    3.82      $    2.02
Oil (per Bbl)                                $   24.36      $    9.46      $   16.76      $   24.70      $   17.82
=====================================================================================================================

 No estimates of the Company's proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

     The Company's estimated proved reserves as of December 31, 1999 are based upon studies prepared by the Company's staff of engineers and reviewed by Ryder Scott Company, independent petroleum engineers. Estimated recoverable proved reserves have been determined without regard to any economic benefit that may be derived from the Company's Fixed-Price Contracts. Such calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission guidelines. The Estimated Future Net Revenues and Present Value were based on the engineers' production volume estimates as of December 31, 1999. The amounts shown do not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

     The Company estimates that if all other factors (including the estimated quantities of economically recoverable reserves) were held constant, a $1.00 per Bbl change in oil prices and a $.10 per Mcf change in gas prices from those used in calculating the Present Value would change such Present Value by $14 million and $57 million, respectively.

     The prices used in calculating the Estimated Future Net Revenues attributable to proved reserves do not consider the Company's Fixed-Price Contracts for the corresponding volumes and production periods. These contract prices are on average higher than spot market prices at December 31, 1999. If Fixed-Price Contract pricing was used at December 31, 1999, the Estimated Future Net Revenues and the Present Value attributable to proved reserves would be $2.2 billion and $1.1 billion, respectively.

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

Costs Incurred and Drilling Results

The following table presents certain information regarding the costs incurred by the Company in its acquisition, exploration and development activities for each of the five years in the period ended December 31, 1999.

Costs Incurred


                                                          As of December 31,
                                   -----------------------------------------------------------------
                                      1999          1998          1997         1996          1995
----------------------------------------------------------------------------------------------------

                                                            (in thousands)
Property acquisition costs: (1)
Proved                             $ 36,881      $  4,088      $349,037      $ 36,125     $118,652
Unproved                             10,766        11,815       109,648         6,934        1,717
----------------------------------------------------------------------------------------------------
                                     47,647        15,903       458,685        43,059      120,369
Exploration costs                    19,409        74,123        21,514        10,610          391
Development costs                   116,597       136,462       122,402        80,553       64,498
----------------------------------------------------------------------------------------------------
Total                              $183,653      $226,488      $602,601      $134,222     $185,258
====================================================================================================

(1) Proved and unproved property acquisition costs for 1997 include $339.9 million and $98.0 million, respectively, of allocated American Acquisition purchase price.

 Proceeds from the sale of oil and gas properties for this same five-year period were as follows: 1999: $12.4 million; 1998: $14.3 million; 1997: $27.7 million; 1996: $.7 million; and 1995: $14.9 million.

 The Company drilled or participated in the drilling of wells as set out in the table below for the periods indicated.

Wells Drilled


                                                      Years Ended December 31,
                      ----------------------------------------------------------------------------------------
                           1999              1998              1997              1996               1995
--------------------------------------------------------------------------------------------------------------
                       Gross     Net     Gross     Net     Gross     Net     Gross     Net     Gross      Net
--------------------------------------------------------------------------------------------------------------
Development wells:
Gas                     191      156      237      153      223      166      179      130      134      115
Oil                       5        2       60       37       52       20       92       19      114       28
Dry                      17       12       27       20       20       14        9        5       14        5
--------------------------------------------------------------------------------------------------------------
Total                   213      170      324      210      295      200      280      154      262      148
==============================================================================================================
Exploratory wells:
Gas                      13        8       13        8       32       24       18        6        3        1
Oil                       1        1        1        1        4        3       --       --       --       --
Dry                       2        2       13        9       12        9        7        2       --       --
--------------------------------------------------------------------------------------------------------------
Total                    16       11       27       18       48       36       25        8        3        1
==============================================================================================================

 As of December 31, 1999 the Company was involved in the drilling, testing or completing of 10 gross (6 net) development wells and 1 gross (1 net) exploratory well.

Acreage

The following table presents the Company's developed and undeveloped oil and gas lease and mineral acreage as of December 31, 1999. Excluded is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

Acreage

                         Developed                  Undeveloped
                  ------------------------   -------------------------
                      Gross         Net          Gross          Net
----------------------------------------------------------------------
Core Area:
Permian              414,588      241,641       316,903      125,918
Mid-Continent        530,284      271,251       388,283      143,187
Gulf Coast           157,154       67,540       182,929      113,319
Other                278,266       43,778       253,689       90,219
----------------------------------------------------------------------
Total              1,380,292      624,210     1,141,804      472,643
======================================================================

Productive Well Summary

The following table presents the Company's ownership in productive wells at December 31, 1999. Gross oil and gas wells include 160 wells with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

Productive Wells


                                                     Productive Wells
                                                    ------------------
                                                      Gross       Net
----------------------------------------------------------------------
Gas                                                  5,833      2,816
Oil                                                  3,563        593
----------------------------------------------------------------------
Total                                                9,396      3,409
======================================================================

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

Item 3. Legal Proceedings

In December 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non-performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by liens on assets of Midcon in settlement of disputes in connection with this litigation. Midcon paid $3.0 million to the Company prior to its filing for bankruptcy in December 1996. In July 1999, an agreement was reached between the Company and the Trustee to the Midcon bankruptcy case which provided for the payment of $8.6 million to the Company in satisfaction of its claims against the estate. The settlement was approved by the bankruptcy court and payment was made to the Company in August 1999. Receipt of the settlement proceeds has been reflected in earnings and operating cash flows for the year ended December 31, 1999.

     In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property obtained in the American Acquisition, to market levels from October 1, 1993 forward. KNGSS alleged that it was entitled to a refund of approximately $7.7 million for the period through September 1996. KNGSS had not updated its refund claim beyond this date. A motion for summary judgment was filed in July 1996 by the Company, and in February 1998, the Court ruled in favor of the Company and against KNGSS. KNGSS subsequently filed an appeal which has been denied by the 10th Circuit Court of Appeals. No further appeal has been filed by KNGSS and the filing deadline available for making a subsequent appeal has expired.

The Company is one of numerous defendants in several lawsuits originally filed in 1995, subsequently consolidated with related litigation, and now pending in the Texas 93rd Judicial District Court in Hildago County, Texas. The lawsuit alleges that the plaintiffs, a group of local landowners and businesses, have suffered damages including, but not limited to, property damage and lost profits of approximately $60 million as the result of hydrocarbon contamination of the groundwater within the city of McAllen, Texas. The lawsuit alleges that gas wells and related pipeline facilities owned and operated by the Company, and other facilities operated by other defendants, caused the contamination. In August 1999, the plaintiffs' experts produced reports that suggested the Company might be considered a significant contributor to the contamination. The Company's investigation into this matter has not found any leaks or discharges from its facilities and believes the contamination to be unrelated to the Company's gas wells and facilities. Trial is scheduled for May 2000. The Company will vigorously defend its interests in this case and does not expect the ultimate outcome of the case to have a material adverse impact on its financial position or results of operations.

     The Company is a defendant in additional pending legal proceedings which are routine and incidental to its business. The largest of such legal claims was for an alleged underpayment of royalty of $2.8 million plus interest. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted by the Company to a vote of its security holders.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "LD." As of March 1, 2000, the Company estimates there were approximately 10,000 beneficial owners of its Common Stock. The high and low sales prices for the Company's Common Stock during each quarter in the years ended December 31, 1999 and 1998, were as follows:

Common Stock Market Prices

                      1999                        1998
            -------------------------   -------------------------
                High          Low           High          Low
-----------------------------------------------------------------
Quarter:
First        $  15.75      $  11.06      $  20.13      $  16.50
Second          22.00         14.25         20.63         15.50
Third           23.31         18.88         19.00         10.50
Fourth          21.50         16.00         16.44         12.00
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

Item 6. Selected Financial Data

The selected financial data presented below as of December 31, 1999 and 1998, and for each of the three years ended December 31, 1999, 1998 and 1997, has been derived from, and is qualified by reference to, the Company's audited Consolidated Financial Statements, including the notes thereto, contained herein beginning at page F-1. The selected financial data as of December 31, 1997, 1996 and 1995, and for the years ended December 31, 1996 and 1995, has been derived from audited consolidated financial statements previously filed with the Securities and Exchange Commission but not contained or incorporated herein. The selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Financial Data


                                                                         Years Ended December 31,
                                                   --------------------------------------------------------------------
                                                        1999         1998 (2)      1997 (3)        1996         1995
-----------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
Oil and gas sales                                    $  290,878    $  271,575    $  222,016     $ 185,558    $163,366
Change in derivative fair value                            (442)       17,346            --            --          --
Other income (loss)                                      12,170         4,462        10,901         3,947        (418)
-----------------------------------------------------------------------------------------------------------------------
  Total revenues                                        302,606       293,383       232,917       189,505     162,948
-----------------------------------------------------------------------------------------------------------------------
Operating costs                                          66,039        66,295        49,169        44,615      35,352
General and administrative                               23,995        25,971        18,855        16,325      16,631
Exploration costs                                        14,258        34,543         8,956         4,965          --
Depreciation, depletion and amortization                117,080       131,408        79,325        65,278      57,796
Impairment                                                4,877        52,522        75,198            --      15,694
Interest                                                 40,667        40,849        28,737        26,822      21,736
-----------------------------------------------------------------------------------------------------------------------
  Total expenses                                        266,916       351,588       260,240       158,005     147,209
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
 cumulative effect of accounting change                  35,690       (58,205)      (27,323)       31,500      15,739
Income tax provision (benefit)                           14,276       (13,924)      (11,261)       10,398       4,722
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of
 accounting change                                       21,414       (44,281)      (16,062)       21,102      11,017
Cumulative effect of accounting change, net of
 tax                                                         --           964            --            --          --
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $   21,414    $  (43,317)   $  (16,062)    $  21,102    $ 11,017
=======================================================================================================================
Net income (loss) before cumulative effect of
 accounting change per share                         $      .53    $    (1.10)   $     (.53)    $     .76    $    .40
Cumulative effect of accounting change per share             --           .02            --            --          --
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per share--basic and diluted       $      .53    $    (1.08)   $     (.53)    $     .76    $    .40
=======================================================================================================================
Weighted average basic common shares                     40,153        40,107        30,233        27,800      27,800
Weighted average diluted common shares                   40,389        40,107        30,233        27,810      27,804
=======================================================================================================================

Statement of Cash Flows Data:
Net cash provided by operating activities            $  181,556    $  147,438    $  129,846     $ 101,761    $ 89,515
Net cash used in investing activities                   167,662       215,274       216,603       150,857     171,540
Net cash provided by (used in) financing
 activities                                              (6,773)       64,837        84,546        55,261      80,629
EBITDAX (1)                                             213,014       183,771       164,893       128,565     111,572
=======================================================================================================================

                                                                            As of December 31,
                                                   ---------------------------------------------------------------------
                                                           1999     1998 (2)      1997 (3)           1996        1995
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Balance Sheet Data:
Oil and gas properties, net                          $1,104,804    $1,064,206    $1,077,091     $ 652,257    $584,900
Total assets                                          1,227,087     1,283,808     1,210,954       733,613     634,937
Long-term debt, including current portion               555,222       596,844       563,344       343,907     314,760
Stockholders' equity                                    498,782       519,461       469,204       263,693     242,581
========================================================================================================================

(1) See "Item 1--Business--Certain Definitions."

(2) In October 1998, the Company adopted SFAS 133. See Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

(3) In October 1997, the Company closed the American Acquisition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. Over the five-year period ended December 31, 1999, this strategy has resulted in a 112% increase in proved reserves to 1.5 Tcfe, a 132% increase in oil and gas production to 126 Bcfe, 124% growth in cash flows from operating activities to $181.6 million, and a 99% increase in net earnings to $21.4 million. All of these measures represented record performance for the Company. The growth achieved during 1999 was the result of a net capital program funded solely through operating cash flows.

     During the five-year period ended December 31, 1999, the Company drilled 1,493 gross (956 net wells), with an overall drilling success rate of 92%, adding 767 Bcfe of reserves (including revisions of previous estimates) to its proved reserve base. The year ended December 31, 1999 marked the sixth consecutive year that the Company replaced its production through its drilling activities. Through its 1999 drilling program, the Company added 208 Bcfe of proved reserves at an all-in finding and development cost (total costs incurred to explore and develop oil and gas properties divided by proved reserves added through extensions and discoveries and revisions of previous estimates) of $.67 per Mcfe. These additions represent 175% production replacement for 1999. The Company has increasingly emphasized exploration as an integral component of its business strategy and in connection therewith, has incurred substantial up-front costs, including significant acreage positions, seismic costs and other geological and geophysical costs. During 1999, the Company invested $29 million in connection with exploration activities, resulting in the acquisition of $15 million of acreage and seismic information, and the drilling of 16 exploratory wells, of which 14 were completed as producers (a completion success rate of 88%).

     A substantial portion of the Company's growth has been the result of proved reserve acquisitions geographically concentrated in its Core Areas where the Company has significant expertise and where the Company benefits from operational synergies. During the five-year period ended December 31, 1999, the Company made proved reserve acquisitions aggregating 548 Bcfe, purchased for a total consideration of $544.8 million, or $.99 per Mcfe. Of particular significance was the American Acquisition in October 1997 which added 217 Bcfe to the Company's proved reserve base and an attractive unproved acreage position.

     As of December 31, 1999, the Company's portfolio of Fixed-Price Contracts hedge 52 Bcfe of future oil and gas production in 2000, and 133 Bcfe thereafter, at escalating fixed prices. The average fixed prices in these contracts are higher than the forward market prices for natural gas and oil as of December 31, 1999. Historically, the Company has been an active hedger of its commodity price risk, hedging future production out as far as 2017. This hedging activity has resulted in net realized cash gains in excess of $160 million since the Company's inception in 1990. Over the past few years, competition in Fixed-Price Contracts has increased, opportunities for attractive Fixed-Price Contracts have diminished and year-to-year price escalations in the forward market are considerably lower. In response to these changes, a progressively smaller share of the Company's production and reserve growth has been hedged due to Management's belief that longer-term demand and supply fundamentals for natural gas imply the potential for prices in excess of those currently available in the long-term forward market. More recent hedging activity has been for shorter periods of time, generally less than 12 months, when market conditions have been viewed as favorable. The Company may decide to hedge a greater or smaller share of production in the future depending upon market conditions, capital investment considerations and other factors. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

     Selected Operating Data. The following table provides certain data relating to the Company's operations.


                                                                              Years Ended December 31,
Selected Operating Data                                  ------------------------------------------------------------------
                                                             1999          1998         1997         1996          1995
---------------------------------------------------------------------------------------------------------------------------
Oil and Gas Sales (M$):
Oil sales:
 Wellhead                                                  $ 51,361     $  42,604     $ 40,680     $ 39,372     $  28,973
 Effect of Fixed-Price Contract settlements (1)              (1,672)        2,159          803       (3,198)        1,077
---------------------------------------------------------------------------------------------------------------------------
 Total                                                     $ 49,689     $  44,763     $ 41,483     $ 36,174     $  30,050
===========================================================================================================================
Natural gas sales:
 Wellhead                                                  $237,976     $ 205,822     $185,623     $148,244     $ 110,073
 Effect of Fixed-Price Contracts settlements (1)              3,213        20,990       (5,090)       1,140        23,243
---------------------------------------------------------------------------------------------------------------------------
 Total                                                     $241,189     $ 226,812     $180,533     $149,384     $ 133,316
===========================================================================================================================
Production:
Oil production (MBbls)                                        2,965         3,430        2,088        1,849         1,695
Natural gas production (MMcf)                               107,979       101,066       71,731       63,910        51,264
Equivalent production (MMcfe)                               125,769       121,647       84,262       75,004        61,434
Oil production hedged by Fixed-Price Contracts (MBbls)          569           539          686        1,241         1,464
Gas production hedged by Fixed-Price Contracts (BBtu)        59,534        50,823       43,185       32,508        31,579
Average Sales Price:
Oil price (per Bbl):
 Wellhead price                                            $  17.32     $   12.42     $  19.48     $  21.29     $   17.09
 Effect of Fixed-Price Contracts settlements (1)             (  .56)          .63          .38       ( 1.73)          .64
---------------------------------------------------------------------------------------------------------------------------
 Total                                                     $  16.76     $   13.05     $  19.86     $  19.56     $   17.73
===========================================================================================================================
 Average fixed price provided by Fixed-Price
  Contracts                                                $  21.64     $   17.37     $  21.81     $  19.53     $   19.12
Natural gas price (per Mcf):
 Wellhead price                                            $   2.20     $    2.03     $   2.59     $   2.32     $    2.15
 Effect of Fixed-Price Contracts settlements (1)                .03           .21       (  .07)         .02           .45
---------------------------------------------------------------------------------------------------------------------------
 Total                                                     $   2.23     $    2.24     $   2.52     $   2.34     $    2.60
===========================================================================================================================
 Average fixed price provided by Fixed-Price
  Contracts                                                $   2.47     $    2.60     $   2.51     $   2.43     $    2.40
Natural gas equivalent price (per Mcfe)                    $   2.31     $    2.23     $   2.63     $   2.47     $    2.66
Expenses and Costs Incurred (per Mcfe):
Lease operating expenses                                   $    .41     $     .44     $    .45     $    .47     $     .47
Production taxes                                                .12           .11          .14          .12           .11
General and administrative                                      .19           .21          .22          .22           .27
Depreciation, depletion and amortization--oil and
 gas properties (2)                                             .89          1.04          .88          .82           .88
Finding Cost (3)                                                .70           .85         1.81          .71           .70
===========================================================================================================================

(1) "Effect of Fixed-Price Contracts settlements" represents the realized hedging results from the Company's Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market
    Risk--Fixed-Price Contracts." These amounts do not include the change in derivative fair value reported in results of operations for 1999 and 1998.


(2) Does not include impairments. See "--Results of Operations--Fiscal Year 1999 Compared to Fiscal Year 1998" and "--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997."

(3) See "Item 1--Business--Certain Definitions." Amounts for 1997 include the allocated purchase price of the American Acquisition pursuant to purchase accounting rules.

The following table presents certain information regarding the Company's proved oil and gas reserves.


                                                                  As of December 31,
Oil and Gas Reserves                    ----------------------------------------------------------------------
                                             1999           1998           1997          1996         1995
--------------------------------------------------------------------------------------------------------------
                                                                (dollars in millions)
Estimated Net Proved Reserves:
Natural gas (MMcf)                         1,294,029      1,193,666      1,028,752      849,199      753,919
Oil (MBbls)                                   28,372         24,416         29,109       23,497       20,360
Total (MMcfe)                              1,464,258      1,340,161      1,203,405      990,179      876,076
Reserve Replacement Ratio (1)                    207%           219%           396%         254%         430%
Reserve Life (in years) (1) (2)                11.6           11.0           10.7         13.2         14.3
Estimated Future Net Revenues (1) (3)    $  2,136.0     $  1,676.8     $  1,926.0     $ 2,643.8    $ 1,092.4
Present Value (1) (3)                    $  1,049.7     $    811.1     $  1,002.6     $ 1,303.7    $   524.4
==============================================================================================================

(1) See "Item 1--Business--Certain Definitions."

(2) For 1997, pro forma production for the American Acquisition of 113.0 Bcfe was used in the reserve life determination.

(3) Estimated Future Net Revenues and the Present Value give no effect to the Company's portfolio of Fixed-Price Contracts or federal or state income taxes attributable to estimated future net revenues. See "Item 2--Properties--Reserves."

Results of Operations--Fiscal Year 1999 Compared to Fiscal Year 1998

Net Income (Loss) and Cash Flows from Operating Activities. The Company reported net income of $21.4 million, or $.53 per share, on total revenue of $302.6 million for the year ended December 31, 1999. This compares to a net loss of $43.3 million, or $1.08 per share, on total revenue of $293.4 million for 1998. Cash flows from operating activities (before working capital changes) for 1999 grew 19% to $171.8 million compared to $144.9 million for 1998. Cash flows provided by operating activities after consideration for the change in working capital was $181.6 million, which compares to $147.4 million for 1998. The significant increase in earnings and cash flows between the two periods was principally the result of cost improvements realized during 1999, higher oil and gas sales resulting from gas production growth and higher oil prices, and a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation. Earnings for 1998 were adversely affected by non-cash impairment charges totaling $52.5 million ($34.1 million after tax or $.85 per share), resulting primarily from significantly lower oil and gas prices.

     Production. Total production for the year ended December 31, 1999 grew 3%, to 125.8 Bcfe, compared to 121.6 Bcfe produced during 1998. Natural gas production for 1999 was 108.0 Bcf, a 7% increase over the 101.1 Bcf produced in 1998. Oil production in 1999 decreased 14% to 3.0 MMBbls compared to 3.4 MMBbls produced in 1998. The increase in total production is primarily attributable to the results of the Company's 1999 net capital expenditure program which was funded solely through cash flows from operating activities.

     Oil and Gas Prices. On a natural gas equivalent basis, the Company realized an average price of $2.31 per Mcfe for 1999, a 4% increase compared to the $2.23 per Mcfe received in 1998. The Company's 1999 gas production yielded an average price of $2.23 per Mcf, slightly lower than 1998's average price of $2.24 per Mcf. The Company's average gas price was enhanced $.03 per Mcf in 1999 and $.21 per Mcf in 1998 as a result of the Company's hedging activities. The average oil price received during 1999 increased 28% to $16.76 per Bbl compared to $13.05 per Bbl for 1998. Fixed-Price Contract settlements decreased the average oil price in 1999 by $.56 per Bbl and increased the average oil price in 1998 by $.63 per Bbl.

     The combination of higher gas production and lower average price for 1999 increased gas sales by 6% to $241.2 million compared to $226.8 million reported for 1998. The combined effect of higher oil prices and lower oil production was an 11% increase in oil sales to $49.7 million compared to $44.8 million for the prior-year period. The aggregate impact of Fixed-Price Contract settlements during each period was an increase in oil and gas revenues of $1.5 million in 1999 and an increase in oil and gas revenues of $23.1 million in 1998. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts."

     Change in Derivative Fair Value. The Company was an early adopter of SFAS 133, effective October 1, 1998. Pursuant to the provisions of the standard, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with a review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from being able to utilize the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in the fair value of all of the Company's derivatives during the fourth quarter were required to be reported in results of operations, rather than in other comprehensive income. The Company reported a net gain of $17.3 million in "change in derivative fair value" for 1998, primarily as a consequence of this required accounting treatment. In 1999, the Company reported a net loss of $.4 million, the largest component of which relates to the unwinding of the gains previously recognized in 1998 and early 1999 as cash settlements under the contracts are realized.

     Other Income (Loss). The Company realized other income for 1999 of $12.2 million compared to $4.5 million for 1998. This increase was primarily the result of a nonrecurring pretax gain of $8.6 million recognized upon the settlement of certain litigation.

     Operating Costs. Operating costs for 1999 were comprised of $51.2 million of lease operating expenses and $14.8 million of production taxes. This compares to $53.2 million of lease operating expenses and $13.1 million of production taxes for 1998. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. On a natural gas equivalent unit of production basis, lease operating expenses improved to $.41 per Mcfe compared to $.44 for 1998. The increase in production taxes in 1999 is attributable to higher production and higher oil prices.

     General and Administrative Expense. General and administrative expense ("G&A") for 1999 was $24.0 million compared to $26.0 million for 1998. This decrease is primarily attributable to cost reduction measures implemented by the Company in the first quarter of 1999. As a result, G&A per natural gas equivalent unit of production improved to $.19 per Mcfe for 1999 compared to $.21 per Mcfe for 1998.

     Exploration Costs. Exploration costs, comprised of geological and geophysical, exploratory dry hole and leasehold impairment costs, were $14.3 million for the year ended December 31, 1999 compared to $34.5 million for the year ended December 31, 1998. The 1999 amount consisted of $5.0 million of seismic acquisition and other geological and geophysical costs (collectively "G&G Costs"), $1.2 million of dry hole costs and $8.1 million of leasehold impairments. The 1998 amount consisted of $12.8 million of G&G costs, $16.5 million of dry hole costs and $5.2 million of leasehold impairments.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense ("DD&A") for the year ended December 31, 1999 was $117.1 million compared to $131.4 million for 1998. This decrease is due to a decrease in the oil and gas DD&A rate for 1999. The oil and gas DD&A rate per equivalent unit of production was $.89 per Mcfe for 1999 compared to $1.04 per Mcfe in 1998. The DD&A rate improved primarily as a result of 1999 proved reserve additions added at a Finding Cost of $.70 per Mcfe, and the impairment charge recorded in the fourth quarter of 1998.

     Impairment. The Company recorded total impairment charges of $4.9 million during 1999 primarily as a result of downward reserve revisions for certain offshore fields. In total, the Company reported net upward reserve revisions of approximately 12 Bcfe. In 1998, the Company recognized impairment charges totaling $52.5 million, primarily as a result of a significant decline in oil and gas prices in the fourth quarter of 1998. For purposes of determining whether its oil and gas properties have been impaired, the Company utilizes forward market price quotations as of the date of determination in estimating the future cash flows from its oil and gas properties. This forward market price information is consistent with that generally used by the Company in making drilling and acquisition plans and decisions. In the impairment calculation, these market prices for future periods are used to price the estimated production from proved reserves for the corresponding periods in arriving at future cash flows. No changes in production from the profile included in its year-end reserve report are assumed.

     Interest Expense. Interest expense for 1999 was $40.7 million which compares to $40.8 million for 1998. The net impact of interest rate swap settlements for the years ended December 31, 1999 and 1998 was immaterial. See "--Item 7A--Quantitative and Qualitative Disclosures About Market Risk-- Interest Rate Sensitivity."

     Income Taxes. For 1999, the Company recorded a tax provision of $14.3 million on pretax income of $35.7 million, an effective rate of 40%. This compares to a tax benefit of $13.9 million, or 24%, on a pretax loss of $58.2 million for 1998. The effective rates for both 1999 and 1998 varied from the statutory rate due to permanent differences related to the tax bases of certain acquired oil and gas properties. The effective tax rate for 1998 includes the effect of an adjustment to the net operating loss carryforward valuation allowance.

     Cumulative Effect of Accounting Change. In the fourth quarter of 1998, the Company adopted the provisions of SFAS 133 which established new accounting and reporting guidelines for derivative instruments and hedging activities. This caption includes the cumulative adjustments to results of operations related to adopting this standard of $1.6 million, shown net of tax of $.6 million. See
Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

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

     Oil and Gas Prices. On a natural gas equivalent basis, the Company realized an average price of $2.23 per Mcfe for 1998, a 15% decrease compared to the $2.63 per Mcfe received in 1997. The Company's 1998 gas production yielded an average price of $2.24 per Mcf, an 11% decrease compared to 1997's average price of $2.52 per Mcf. The Company's average gas price was enhanced $.21 per Mcf in 1998 and decreased $.07 per Mcf in 1997 as a result of the Company's hedging activities. The average oil price received during 1998 decreased 34% to $13.05 per Bbl compared to $19.86 per Bbl for 1997. Fixed-Price Contract settlements increased the average oil price in 1998 by $.63 per Bbl and increased the average oil price in 1997 by $.38 per Bbl.

     The combination of higher gas production and lower average price for 1998 increased gas sales by 26% to $226.8 million compared to $180.5 million reported for 1997. The combined effect of lower oil prices and higher oil production was an 8% increase in oil sales to $44.8 million compared to $41.5 million for the prior-year period. The aggregate impact of Fixed-Price Contract settlements during each period was an increase in oil and gas revenues of $23.1 million in 1998 and a decrease in oil and gas revenues of $4.3 million in 1997. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk-- Fixed-Price Contracts."

     Change in Derivative Fair Value. The Company was an early adopter of SFAS 133, effective October 1, 1998. For the fourth quarter of 1998, the Company was precluded from being able to utilize the special hedge accounting provisions of the standard. As a result, the changes in the fair value of all of the Company's derivatives during the fourth quarter were reported in results of operations, rather than in other comprehensive income. The Company reported a net gain of $17.3 million in "change in derivative fair value" for 1998, primarily as a consequence of this required accounting treatment. See "--Results of Operations--Fiscal Year 1999 Compared to Fiscal Year 1998--Change in Derivative Fair Value."

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

     General and Administrative Expense. G&A for 1998 was $26.0 million compared to $18.9 million for 1997. This increase is primarily attributable to increases in personnel and related costs associated with the American Acquisition. G&A per natural gas equivalent unit of production improved to $.21 per Mcfe for 1998 compared to $.22 per Mcfe for 1997.

     Exploration Costs. Exploration costs, comprised of G&G costs, exploratory dry hole and leasehold impairment costs, were $34.5 million for the year ended December 31, 1998 compared to $9.0 million for the year ended December 31, 1997. This increase is consistent with the increase in exploration activity conducted by the Company during 1998 compared to 1997. The 1998 amount consisted of $12.8 million of G&G costs, $16.5 million of dry hole costs and $5.2 million of leasehold impairments. The 1997 amount consisted of $2.5 million of G&G costs, $5.0 million of dry hole costs and $1.5 million of leasehold impairments.

     Depreciation, Depletion and Amortization. DD&A for the year ended December 31, 1998 was $131.4 million compared to $79.3 million for 1997. This increase is due primarily to higher production levels and an increase in the oil and gas DD&A rate for 1998. The oil and gas DD&A rate per equivalent unit of production was $1.04 per Mcfe for 1998 compared to $.88 per Mcfe in 1997. This increase was due primarily to the American Acquisition purchase price allocated to proved reserves pursuant to purchase accounting rules. The DD&A rate for the fourth quarter of 1998 improved to $.94 per Mcfe primarily as a result of 1998 reserve additions added at a Finding Cost of $.85 per Mcfe. Such rate improvement was realized without consideration for the effect of the impairment charge recorded in the fourth quarter of 1998.

     Impairment. The Company recorded total impairment charges of $52.5 million during 1998. As a result of a significant decline in oil and gas prices in the fourth quarter of 1998, the Company performed a review for possible impairment which resulted in $42.7 million of impairment recognition. Of this total, $38.7 million related to certain oil properties which were adversely affected by the decline in crude oil prices. For purposes of determining whether its oil and gas properties have been impaired, the Company utilizes forward market price quotations as of the date of determination in estimating the future cash flows from its oil and gas properties. This forward market price information is consistent with that generally used by the Company in making drilling and acquisition plans and decisions. In the impairment calculation, these market prices for future periods are used to price the estimated production from proved reserves for the corresponding periods in arriving at future cash flows. The weighted average forward market crude oil price as of December 31, 1998 used in the impairment calculation was approximately $18 per Bbl, which equates to an average field price of approximately $16 per Bbl. The majority of the recorded impairment was recognized for properties in the Company's Permian and Gulf Coast Regions, which were affected by crude oil price declines due, in part, to their relatively short production lives and higher annual production declines. Certain other oil properties in these regions either have a high carrying value in relation to their estimated future net revenues or relatively high operating costs which could result in future impairments in the event of further price declines or change in the estimated quantities of proved reserves.

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

     Interest Expense. Interest expense for 1998 was $40.8 million compared to $28.7 million for 1997. This increase is primarily attributable to higher average long-term debt balances outstanding during 1998 as the result of the American Acquisition. The net impact of interest rate swap settlements for the years ended December 31, 1998 and 1997 was immaterial. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Sensitivity."

     Income Taxes. For 1998, the Company recorded a tax benefit of $13.9 million on a pretax loss of $58.2 million, an effective rate of 24%. This compares to a tax benefit of $11.3 million, or 41%, on pretax loss of $27.3 million for 1997. The effective rates for both 1998 and 1997 varied from the statutory rate due to the availability of Section 29 credits. In addition, the effective tax rate for 1998 includes the effect of an adjustment to the net operating loss carryforward valuation allowance and permanent differences related to the tax bases of certain acquired oil and gas properties.

     Cumulative Effect of Accounting Change. In the fourth quarter of 1998, the Company adopted the provisions of SFAS 133 which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. This caption includes the cumulative adjustments to results of operations related to adopting this standard of $1.6 million, shown net of tax of $.6 million. See
Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

Capital Resources and Liquidity

Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the three years ended December 31, 1999, 1998 and 1997, the Company's cash flows related to investing activities included net investments of $165.9 million, $212.6 million and $208.2 million, respectively, in oil and gas property acquisition, exploration and development activities. The Company currently anticipates spending approximately $210 million in exploration and development activities in 2000. The expenditure amounts for 1997 do not include non-cash acquisition costs aggregating an additional $366.8 million which were funded primarily through the issuance of Common Stock, Preferred Stock, warrants and options, and the assumption of debt. Variations in capital expenditure levels over the three-year period are primarily tied to the amount of proved property acquisitions made in each year. See "--Commitments and Capital Expenditures." Certain of these investments include expenditures which under successful efforts accounting are expensed as incurred or if unsuccessful in discovering new reserves.

Investing activities for the years ended December 31, 1999, 1998 and 1997, include $6.6 million, $30.5 million and $6.7 million, respectively, of costs which have been expensed as exploration costs in the statement of operations for the corresponding periods. For the three-year period, cash flows from operating activities were $181.6 million, $147.4 million and $129.8 million, representing 109%, 69% and 62%, respectively, of the net cash oil and gas property investments made in each year. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reductions of cash flows from operating activities, which in turn could impact the amount of capital investment. A portion of this price risk and cash flow volatility has been hedged by Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." The growth achieved in cash flows from operating activities over this period is discussed under "--Results of Operations--Fiscal Year 1999 Compared to Fiscal Year 1998" and "--Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997."

     Cash flows from financing activities were a significant source of funding for the Company's investing activities in 1998 and 1997. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities. For the year ended December 31, 1999, the Company reduced its borrowings under such facilities by $41.6 million. For the two years ended December 31, 1998 and 1997, net amounts borrowed under such facilities were $31.7 million and $95.7 million, or 15% and 46%, respectively, of the net cash oil and gas investments made for each year. The Company's debt facilities are discussed in greater detail below. In addition, the Company received $44.2 and $40.1 million from the termination of two Fixed-Price Contracts in 1999 and 1998, respectively.

     The Company's EBITDAX increased to $213.0 million in 1999 from $183.8 million in 1998 and $164.9 million in 1997. EBITDAX is defined herein as income
(loss) before interest, income taxes, DD&A, impairment, exploration costs and change in derivative fair value. Increases in EBITDAX have occurred primarily as a result of increases in the Company's oil and gas sales. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented herein may not be comparable to other similarly titled measures of other companies.

     $450 Million Revolving Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit under the Credit Facility are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to maturity on October 14, 2002. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." As of December 31, 1999, the Company had $255.6 million of principal and $2.8 million of letters of credit outstanding under the Credit Facility.

     The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At December 31, 1999 the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. At December 31, 1999, the average interest rate for borrowings under the Credit Facility was 6.5%. The effective interest rate including the effect of interest rate swaps was 5.9%.

     The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

     Other Lines of Credit. The Company has certain other unsecured lines of credit available to it, which aggregated $30.1 million as of December 31, 1999. Such short-term lines of credit are primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. At December 31, 1999, the Company had no indebtedness and $.1 million of letters of credit outstanding under these credit lines.

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

     At December 31, 1999, the Company had working capital of $1.8 million and a current ratio of 1.0 to 1. Total long-term debt outstanding at December 31, 1999 was $555.2 million. The Company's long-term debt as a percentage of its total capitalization was 53%. The amount of required principal payments for the next five years and thereafter as of December 31, 1999 is as follows: 2000--$0; 2001--$0; 2002--$255.6 million; 2003--$0; 2004--$100 million; thereafter--$200 million. The Company believes that the borrowing capacity under its existing credit facilities, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program budgeted for 2000 and to meet the Company's margin requirements under its Fixed-Price Contracts. See "--Commitments and Capital Expenditures" and "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts--Margin."

     See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Sensitivity" for a discussion of the interest rate swaps hedging the interest rate exposure associated with borrowings under the Credit Facility.

Commitments and Capital Expenditures

The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the year ended December 31, 1999, the Company invested $114.9 million in development activities, $28.6 million in exploration activities and $34.8 million in proved reserve acquisitions in connection with this strategy. In addition, the Company received $12.4 million in connection with sales of certain oil and gas properties. The Company's 1999 drilling program resulted in the drilling of 229 gross (181 net) wells, including 16 gross (11 net) exploratory wells and 213 gross (170 net) development wells. The Company's drilling activities added 208 Bcfe to its proved reserve base. Reserves added through 1999 acquisitions aggregated 41 Bcfe. Property sales for 1999 resulted in the divestiture of 11 Bcfe.

     The Company's approved drilling budget for 2000 provides for approximately $210 million in oil and gas exploration and development activities. Of these expenditures, approximately $150 million is targeted for development activities and $60 million is directed to exploration activities to be conducted in its Core Areas. Actual levels of exploration and development expenditures may vary due to many factors, including drilling results, new drilling opportunities, drilling rig availability, oil and natural gas prices and acquisition opportunities. See "--Outlook for 2000." The Company continues to actively search for attractive oil and gas property acquisitions, but is not able to predict the timing or amount of capital expenditure which may ultimately be employed in acquisitions during 2000.

     In the ordinary course of its business, the Company may contract for drilling or other services for extended periods of time, but generally less than 12 months, or may enter into agreements for oil and gas lease acreage which require a certain level of drilling activity to maintain its lease position. Such arrangements are common to the Company's industry.

Outlook for Fiscal Year 2000

General. The discussion of the Company's fiscal year 2000 outlook provided under this caption and other Forward-Looking Statements in this document reflect the current expectations of management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions as of December 31, 1999, and other information currently available to management. Forward-Looking Statements include statements regarding the Company's future drilling plans and objectives, and related exploration and development budgets, and number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements may be preceded or followed by, or otherwise include the words "believes", "expects", "anticipates", "intends", "plans", "estimates", "projects", or similar expressions or statements that certain events "will" or "may" occur. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, exploration, development and marketing of oil and gas reserves. These risks include, but are not limited to, commodity price, counterparty, environmental, drilling, reserves, operations and production risks. Certain of these risks are described elsewhere herein. Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these can be predicted with certainty and are not taken into consideration in the Forward-Looking Statements made herein. Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated con-tribution to future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market prices for oil and gas and market interest rates are subject to significant volatility. For all of these reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

     Production. The Company's drilling budget approved by the Board of Directors for 2000 is $210 million. Based on this expenditure level, the inventory of drilling opportunities identified for 2000, internal production forecasts for developed and undeveloped properties and historical Finding Cost results, the Company expects continued growth in total oil and gas production for 2000, although there can be no assurance. The amount of drilling expenditures actually committed during 2000 is subject to revision. An extended low price environment for oil and gas may result in lower drilling expenditures to prevent leverage from increasing. This, in turn, would be expected to result in less oil and gas production for the year.

     Oil and Gas Prices. The Company's Fixed-Price Contracts in 2000 are expected to provide average fixed prices of $2.40 per Mcf for its hedged natural gas and $23.40 per Bbl for its hedged crude oil before consideration of basis. Oil and gas sales will also include $13.3 million of gains from the amortization of deferred gains from price-risk management activities recorded net of tax in accumulated other comprehensive income. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Fixed-Price Contracts." As of December 31, 1999, the Company's Fixed-Price Contracts hedge 52 Bcfe of oil and gas production in 2000 (considering fixed-price collar volumes at the floor price). No plans currently exist to increase or decrease the amount of hedged production volumes for 2000; however, the Company may decide to hedge a greater or smaller share of production in the future.

     The Company is unable to predict the market prices that will be received for its unhedged production in 2000. For 1999, average monthly wellhead prices for its natural gas ranged from $1.59 per Mcf to $2.93 per Mcf and oil prices varied from $10.07 per Bbl to $24.81 per Bbl. Because less than 50% of the Company's estimated 2000 production is hedged by Fixed-Price Contracts, the Company's 2000 oil and gas revenues are highly sensitive to commodity price changes.

     Change in Derivative Fair Value. Amounts recorded in this caption include
(1) the ineffective portion of any of the Company's cash flow hedges as measured on a quarterly basis, (2) the change in fair value for any derivative that does not meet the specific cash flow hedge criteria of SFAS 133 and (3) the reversal of amounts previously recorded as gains or losses in this caption as actual cash settlements are realized under its contracts. The Company expects to reverse approximately $8.4 million of previously recognized net gains during 2000. Other amounts that may be included in this caption cannot be predicted.

     Other Income. The Company is unaware of any material amounts expected to affect this caption in 2000. Other sources of miscellaneous income are expected to be comparable to prior year results.

     Operating Costs. On an equivalent unit of production basis, lifting costs are anticipated to approximate with the historical results for 1999. This performance is somewhat dependent upon the growth in production discussed above. Production taxes are expected to be incurred at an average rate of 5% to 6% of wellhead oil and gas sales.

     General and Administrative Expense. Estimated G&A costs for 2000 are expected to approximate 1999's results on an equivalent unit of production basis.

     Exploration Costs. The Company expects to commit approximately $60 million of its 2000 capital expenditure budget to exploration drilling, leasehold, and G&G costs. Under the successful efforts method of accounting, the costs associated with unsuccessful exploration wells are expensed. All G&G costs (budgeted at $9 million for 2000) are expensed as incurred, regardless of ultimate success in the discovery of new reserves. Remaining exploration costs to be expensed in 2000 will depend on the Company's exploratory drilling results. The amount of actual exploration expenditures committed during 2000 is subject to revision based, in part, on changes in expected 2000 operating cash flows. See "Production" above.

     Depreciation, Depletion and Amortization. The Company expects the DD&A rate for 2000 to approximate the 1999 rate. The Company's fourth quarter rate was $.90 per Mcfe based upon the Company's year-end reserve position. The Company will be subject to fluctuation in its DD&A rate as production from certain significant properties varies in relation to total production.

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

     Interest Expense. The Company plans for its capital expenditure levels in 2000 to approximate its operating cash flows for the year. Consequently, average outstanding indebtedness is expected to remain relatively constant with 1999's year-end debt balance and interest expense is anticipated to approximate 1999's results. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Sensitivity" for interest rate information for the Company's indebtedness.

     Income Taxes. The Company expects, based on its estimated tax attributes at December 31, 1999, that its income tax provision for 2000 will result in an effective rate approximating statutory rates. However, declines in oil and gas prices could impact the Company's ability to utilize its net operating loss carryforwards, which would have an adverse effect on the tax provision for 2000. The Company anticipates utilization of $10.0 million of net operating loss carryforwards in 2000.

Year 2000 Compliance

The Company experienced no significant consequence of any kind related to internal or external year 2000 computer and business system compliance issues. All systems requiring remediation were appropriately addressed in 1999. The cost of such remediation was immaterial.

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

Fixed-Price Contracts

Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1999, 1998 and 1997, Fixed-Price Contracts hedged 55%, 50% and 60%, respectively, of the Company's gas production and 19%, 16% and 33%, respectively, of its oil production. As of December 31, 1999, Fixed-Price Contracts are in place to hedge 52 Bcfe of future oil and gas production in 2000, and 133 Bcfe thereafter.

     For energy swap contracts, the Company receives a fixed price for the respective commodity and pays a floating market price, as defined in each contract (generally NYMEX futures prices or a regional spot market index), to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. For physical delivery contracts, the Company purchases gas in the spot market at floating market prices and delivers such gas to the contract counterparty at a fixed price. The Company's natural gas collars contain a fixed floor price (put) and ceiling price (call). If the market price of natural gas exceeds the call strike price or falls below the put strike price, then the Company receives the fixed price and pays the market price. If the market price of natural gas is between the call and the put strike price, then no payments are due from either party. Under the Company's basis swaps, the Company receives the floating market price for NYMEX futures and pays the floating market price plus a fixed differential for a specified regional spot market index.

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and future net revenues attributable to the Company's Fixed-Price Contracts as of December 31, 1999. The Company expects the prices to be realized for its hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1999, as adjusted for basis. Future net revenues change with changes in market prices and basis. See "--Market Risk."


                                                      Years Ending December 31,                   Balance
                                      ---------------------------------------------------------   through
                                          2000        2001       2002       2003        2004        2017       Total
-----------------------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands, except price data)
Natural Gas Swaps:
Contract volumes (BBtu)                  19,460       7,475      6,405      5,650       5,650      12,133      56,773
Weighted-average fixed price
 per MMBtu (1)                         $   2.46     $  2.47    $  2.67    $  2.92     $  3.12    $   3.36    $   2.79
Future fixed-price sales               $ 47,950     $18,446    $17,098    $16,492     $17,608    $ 40,821    $158,415
Future net revenues (2)                $  1,699     $  (117)   $ 1,053    $ 2,194     $ 3,111    $  8,686    $ 16,626
Natural Gas Physical Delivery
 Contracts:
Contract volumes (BBtu)                  16,633      17,211     17,086     14,216       6,030      41,321     112,497
Weighted-average fixed price
 per MMBtu (1)                         $   2.29     $  2.36    $  2.43    $  2.50     $  2.45    $   2.93    $   2.59
Future fixed-price sales               $ 38,081     $40,628    $41,568    $35,477     $14,788    $121,209    $291,751
Future net revenues (2)                $   (492)    $  (576)   $   326    $   725     $  (368)   $  6,023    $  5,638
Natural Gas Collars:
Contract volumes (BBtu):
Floor                                     9,630          --         --         --          --          --       9,630
Ceiling                                  19,260          --         --         --          --          --      19,260
Weighted-average fixed-price
 per MMBtu (1):
Floor                                  $   2.48     $    --    $    --    $    --     $    --    $     --    $   2.48
Ceiling                                $   2.80     $    --    $    --    $    --     $    --    $     --    $   2.80
Future fixed-price sales (at floor)    $ 23,882     $    --    $    --    $    --     $    --    $     --    $ 23,882
Future net revenues (2)                $  1,323     $    --    $    --    $    --     $    --    $     --    $  1,323
Total Natural Gas Contracts (3):
Contract volumes (BBtu)                  45,723      24,686     23,491     19,866      11,680      53,454     178,900
Weighted-average fixed price
 per MMBtu (1)                         $   2.40     $  2.39    $  2.50    $  2.62     $  2.77    $   3.03    $   2.65
Future fixed-price sales               $109,913     $59,074    $58,666    $51,969     $32,396    $162,030    $474,048
Future net revenues (2)                $  2,530     $  (693)   $ 1,379    $ 2,919     $ 2,743    $ 14,709    $ 23,587
Crude Oil Swaps:
Contract volumes (MBbls)                  1,001          --         --         --          --          --       1,001
Weighted-average fixed price
 per Bbl (1)                           $  23.40     $    --    $    --    $    --     $    --    $     --    $  23.40
Future fixed-price sales               $ 23,423     $    --    $    --    $    --     $    --    $     --    $ 23,423
Future net revenues (2)                $    377     $    --    $    --    $    --     $    --    $     --    $    377
=======================================================================================================================

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

     The estimated fair value and carrying value of the Company's Fixed-Price Contracts as of December 31, 1999 and 1998 are provided below.


                                                            December 31, 1999           December 31, 1998
                                                        -------------------------   --------------------------
                                                          Estimated     Carrying      Estimated      Carrying
                                                         Fair Value       Value      Fair Value       Value
--------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Derivative assets:
Fixed-price natural gas swaps:
 Sales contracts                                          $ 16,433      $ 16,433      $ 26,125      $ 26,125
 Purchase contracts                                             --            --           905           905
Fixed-price natural gas collars                              1,323         1,323         3,367         3,367
Fixed-price natural gas physical delivery contracts          7,921         7,921        99,342        99,342
Natural gas basis swaps                                         --            --            74            74
Fixed-price crude oil swaps                                    360           360            --            --
Derivative liabilities:
Fixed-price natural gas swaps--sales contracts              (4,329)       (4,329)         (551)         (551)
Fixed-price natural gas physical delivery contracts         (9,081)       (9,081)       (2,920)       (2,920)
Natural gas basis swaps                                     (3,271)       (3,271)       (3,734)       (3,734)
--------------------------------------------------------------------------------------------------------------
Total                                                     $  9,356      $  9,356      $122,608      $122,608
==============================================================================================================

     The fair value of Fixed-Price Contracts as of December 31, 1999 and 1998 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value as reflected in the balance sheet as of December 31, 1999 and 1998 does not necessarily represent the value a third party would pay to assume the Company's positions.

     Accounting. In October 1998, the Company adopted SFAS 133 which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is to be measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Changes in fair value for contracts which do not meet the SFAS 133 cash flow hedge definition are also recognized in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. For the period from October 1, 1998 to January 13, 1999, the change in fair value of all derivative contracts was recognized in results of operations. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal Year 1999 Compared to Fiscal Year 1998--Change in Derivative Fair Value."

     All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program. For these contracts the differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. The fair value of all of its Fixed-Price Contracts are recorded as assets or liabilities in the Company's balance sheet.

     If a Fixed-Price Contract which qualified for cash flow hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination remains in accumulated other comprehensive income to be amortized into oil and gas sales over the original term of the contract. The Company had pretax unamortized deferred gains of $99.7 million and $61.3 million as of December 31, 1999 and 1998, respectively, related to terminated contracts which were recorded net of deferred tax effects in accumulated other comprehensive income. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract.

     For the years ended December 31, 1999, 1998 and 1997, oil and gas sales included $1.5 million of net gains, $23.1 million of net gains and $4.3 million of net losses, respectively, associated with realized gains and losses under its Fixed-Price Contracts.

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

     Cancellation or termination of a Fixed-Price contract subjects a greater portion of the Company's gas production to market prices, which, in a low price environment, could have an adverse effect on the Company's future operating results. In addition, the associated carrying value of the contract would be removed from the Company's balance sheet.

     The Company was a party to two Fixed-Price Contracts, both long-term physical delivery contracts, with independent power producers ("IPPs") which sold electrical power under firm, fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility ("NIMO Contracts"). The ability of these IPPs to perform their obligations to the Company was dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO had taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the NIMO Contract counterparties, and had further stated that its future financial prospects were dependent on its ability to resolve these obligations, along with other matters. In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the NIMO Contract counterparties. Subsequently, one of the NIMO Contract counterparties withdrew from the MRA. The power purchase agreement between NIMO and the other counterparty was terminated. In connection therewith, the Company agreed in June 1998 to terminate its Fixed-Price Contract to the counterparty in exchange for $40.1 million. The associated realized gain has been recorded in accumulated other comprehensive income, net of tax effect. In settlement of litigation initiated by NIMO against the remaining NIMO counterparty, an agreement was reached in late October 1999 between the respective parties to terminate the power contract in exchange for a cash payment from NIMO. In connection with this agreement, the Company agreed to the termination of its contract with the IPP in exchange for a cash payment to the Company of $44.2 million. The associated realized gain has been recorded in accumulated other comprehensive income, net of tax.

     Market Risk. The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1999, 1998 and 1997, the Company received on an Mcf basis approximately 6%, 6% and 1% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 7%, 10% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% move in price realization for hedged natural gas in 2000 represents a $1.1 million change in gas sales. A 1% move in price realization for hedged oil production in 2000 represents a $.2 million change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

     Except for the effect of basis movements, the Company expects that any changes in Fixed-Price Contract fair value attributable to changes in market prices for natural gas will be offset by changes in the value of its natural gas reserves. This change in natural gas reserve value, however, is not reflected in the Company's balance sheet. Further, changes in future gains and losses to be realized in oil and gas sales upon cash settlements of Fixed-Price Contracts resulting from changes in market prices for oil and natural gas are expected to be offset by changes in the price received for the Company's hedged oil and natural gas production. Because the majority of the Company's future estimated oil and gas production is unhedged, declining oil and gas prices could have a material adverse effect on the Company's future results of operations and operating cash flows.

     Margin. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1999, 1998 and 1997, the maximum aggregate amount of margin posted by the Company was $23.5 million, $23.7 million and $28.7 million, respectively. In connection with the termination of the NIMO Contract in December 1999, $15 million of margin and 29 Bcfe of mortgaged reserves were permanently released by the counterparty. See "--Credit Risk." If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1999, the Company had issued margin in the form of letters of credit totaling $2.0 million.

Interest Rate Sensitivity

The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of December 31, 1999, the Company had fixed the interest rate on average notional amounts of $125 million, $125 million and $94 million for the years ended December 31, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (6.0% at December 31, 1999) and pays an average rate of 5.0% for each period covered by the swaps. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years.

     For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. Pursuant to SFAS 133, if an interest rate swap qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income, to be recognized as an adjustment to interest expense over the original contract term. For the years ended December 31, 1999, 1998 and 1997, interest rate swaps increased interest expense by $.1 million, $.3 million and $.2 million, respectively.

     The following table provides information about the Company's interest rate swaps and certain other financial instruments as of December 31, 1999.


                                                         Years Ending December 31,                      Balance
                                      --------------------------------------------------------------    through
                                          2000         2001          2002        2003       2004          2007         Total
-------------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Expected Maturities of Long-
 Term Debt:
Bank debt                               $     --     $     --     $ 255,600    $   --     $     --     $      --     $ 255,600
 Average interest rate (1)                   6.8%         7.1%          7.2%       --           --            --           7.0%
Senior Notes                            $     --     $     --     $      --    $   --     $     --     $ 200,000     $ 200,000
 Fixed interest rate                         6.9%         6.9%          6.9%      6.9%         6.9%          6.9%          6.9%
Subordinated Notes                      $     --     $     --     $      --    $   --     $100,000     $      --     $ 100,000
 Fixed interest rate                         9.3%         9.3%          9.3%      9.3%         9.3%           --           9.3%
Interest Rate Swaps:
Average notional amount by year         $125,000     $125,000     $  94,000    $   --     $     --     $      --     $ 344,000
 Average pay rate--fixed                     5.0%         5.0%          5.0%       --           --            --           5.0%
 Average receive rate--variable (2)          6.5%         6.8%          6.9%       --           --            --           6.7%
===============================================================================================================================

(1) Based on market quotations for interest rates as of December 31, 1999 plus the appropriate credit spread for the indicated debt instrument. Does not include commitment fees. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."

(2) Based on market quotations for interest rates as of December 31, 1999.

     The estimated fair value of the Company's interest rate swaps and certain other financial instruments and the associated carrying value as of December 31, 1999 and 1998 are provided below.


                               December 31, 1999                 December 31, 1998
                        -------------------------------   -------------------------------
                           Estimated        Carrying         Estimated        Carrying
                          Fair Value          Value         Fair Value          Value
-----------------------------------------------------------------------------------------
                                                 (in thousands)
Bank debt                 $ (255,600)      $ (255,600)      $ (297,200)      $ (297,200)
Senior Notes                (177,012)        (199,034)        (187,704)        (198,912)
Subordinated Notes           (99,591)        (100,588)        (102,897)        (100,732)
Interest rate swaps            5,660            5,660              389              389
-----------------------------------------------------------------------------------------
Total                     $ (526,543)      $ (549,562)      $ (587,412)      $ (596,455)
=========================================================================================

     The Company's bank debt bears interest at rates which move with market interest rates. Accordingly, the fair value of such debt at December 31, 1999 and 1998 was estimated to approximate the carrying amount. The fair values of the 6-7/8% Senior Notes due 2007 and the 9-1/4% Senior Subordinated Notes due 2004 were determined based on market quotations for such securities. The fair value of the Company's interest rate swaps was based on market interest rates as of each respective date.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under Item 10 will be contained in the definitive Proxy Statement of the Company for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Election of Directors" and "Executive Compensation and Other Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

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


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

*10.1 Stock Option Plan of Louis Dreyfus Natural Gas Corp. as amended and restated effective December 1998 (incorporated by reference to Exhibit
      10.1 of the Registrant's Form 10-K for the year ended December 31, 1998).

Exhibit No.              Description of Exhibit
--------------------------------------------------------------------
 10.2 Form of Indemnification Agreement with directors of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, Registration No. 33-69102).

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

*10.8 Amendment to Option Agreement of Simon B. Rich, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

*10.9 Form of Amendment to Outstanding Option Agreements of Employees (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

*10.10 Form of Amendment to Outstanding Option Agreements of Non-Employee
       Directors (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

*10.11 Employment Agreement, dated as of June 24, 1997, between Louis Dreyfus
       Natural Gas Corp. and Mark Andrews (incorporated by reference to Exhibit
       10.3 to Form 8-K dated June 24, 1997, of American Exploration Company).

*10.12 Form of Change in Control Agreements between Registrant and Messrs. Mark
       E. Monroe, Jeffrey A. Bonney, Richard E. Bross, Ronnie K. Irani and Kevin
       R. White (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

*10.13 Louis Dreyfus Natural Gas Corp. Deferred Stock Trust Agreement dated
       April 14, 1998 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

*10.14 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Mark E. Monroe (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

*10.15 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Richard E. Bross (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

*10.16 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Ronnie K. Irani (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

*10.17 Deferred Stock Award Agreement dated March 31, 1998 between Registrant and Kevin R. White (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q for the quarter ended March 31, 1998).

*10.18 Louis Dreyfus Natural Gas Corp. Non-employee Director Deferred Stock
       Trust Agreement dated December 1, 1998.

*10.19 Amendment No. 1 to Louis Dreyfus Natural Gas Corp. Deferred Stock Trust
       Agreement dated September 30, 1998.

*10.20 Louis Dreyfus Natural Gas Corp. Non-Employee Director Deferred Stock
       Compensation Program as adopted effective July 23, 1998.

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


                                      LOUIS DREYFUS NATURAL GAS CORP.
Date: March 6, 2000
                                      By: /s/ JEFFREY A. BONNEY
                                          -------------------------------------
                                          Jeffrey A. Bonney
                                          Executive Vice President and Chief
                                          Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signatures                                    Title                             Date
MARK E. MONROE*               President, Chief Executive Officer and Director        March 6, 2000
-----------------------       (principal executive officer)
Mark E. Monroe

RICHARD E. BROSS*             Executive Vice President and Director                  March 6, 2000
-----------------------
Richard E. Bross

/s/ JEFFREY A. BONNEY         Executive Vice President and Chief Financial Officer   March 6, 2000
-----------------------       (principal financial and accounting officer)
Jeffrey A. Bonney

SIMON B. RICH, JR.*           Chairman of the Board of Directors                     March 6, 2000
-----------------------
Simon B. Rich, Jr.

MARK ANDREWS*                 Vice Chairman of the Board of Directors                March 6, 2000
-----------------------
Mark Andrews

GERARD LOUIS-DREYFUS*         Director                                               March 6, 2000
-----------------------
Gerard Louis-Dreyfus

E. WILLIAM BARNETT*           Director                                               March 6, 2000
-----------------------
E. William Barnett

DANIEL R. FINN, JR.*          Director                                               March 6, 2000
-----------------------
Daniel R. Finn, Jr.

PETER G. GERRY*               Director                                               March 6, 2000
-----------------------
Peter G. Gerry

JOHN H. MOORE*                Director                                               March 6, 2000
-----------------------
John H. Moore

JAMES R. PAUL*                Director                                               March 6, 2000
-----------------------
James R. Paul

NANCY K. QUINN*               Director                                               March 6, 2000
-----------------------
Nancy K. Quinn

ERNEST F. STEINER*            Director                                               March 6, 2000
-----------------------
Ernest F. Steiner

*By: /s/ JEFFREY A. BONNEY
   --------------------
   Jeffrey A. Bonney
   Attorney-in-fact

                        LOUIS DREYFUS NATURAL GAS CORP.
  Index to Consolidated Financial Statements and Financial Statement Schedule


Consolidated Financial Statements                                     Page
Report of Independent Auditors .....................................  F-2
Consolidated Balance Sheets:
 December 31, 1999 and 1998 ........................................  F-3
Consolidated Statements of Operations:
 Years ended December 31, 1999, 1998 and 1997 ......................  F-4
Consolidated Statements of Stockholders' Equity:
 Years ended December 31, 1999, 1998 and 1997 ......................  F-5
Consolidated Statements of Cash Flows:
 Years ended December 31, 1999, 1998 and 1997 ......................  F-6
Notes to Consolidated Financial Statements .........................  F-7

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

                        Report of Independent Auditors




The Board of Directors and Stockholders
Louis Dreyfus Natural Gas Corp.

We have audited the accompanying consolidated balance sheets of Louis Dreyfus Natural Gas Corp. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index to
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements, effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


                                                 ERNST & YOUNG LLP


Oklahoma City, Oklahoma
February 7, 2000

                         LOUIS DREYFUS NATURAL GAS CORP.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                   A S S E T S

                                                                                     December 31,
                                                                            -------------------------------
                                                                                 1999             1998
-----------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                     $    9,660       $    2,539
Receivables:
 Oil and gas sales                                                                43,782           37,381
 Joint interest and other, net                                                     8,923           11,725
 Costs reimbursable by insurance                                                      --            7,200
Fixed-price contracts and other derivatives                                        7,204           23,338
Prepaids and other                                                                 4,928            4,572
-----------------------------------------------------------------------------------------------------------
 Total current assets                                                             74,497           86,755
-----------------------------------------------------------------------------------------------------------
Property and Equipment, at cost, based on successful efforts accounting        1,636,854        1,519,296
Less accumulated depreciation, depletion and amortization                       (513,715)        (434,693)
-----------------------------------------------------------------------------------------------------------
                                                                               1,123,139        1,084,603
                                                                              ----------       ----------
Other Assets
Fixed-price contracts and other derivatives                                       24,493          107,302
Other, net                                                                         4,958            5,148
-----------------------------------------------------------------------------------------------------------
                                                                                  29,451          112,450
-----------------------------------------------------------------------------------------------------------
                                                                              $1,227,087       $1,283,808
===========================================================================================================

                       L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
Current Liabilities
Accounts payable                                                              $   41,216       $   38,222
Accrued liabilities                                                               12,413           10,696
Revenues payable                                                                  14,413           10,940
Fixed-price contracts and other derivatives                                        4,673            2,292
-----------------------------------------------------------------------------------------------------------
 Total current liabilities                                                        72,715           62,150
-----------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                   555,222          596,844
-----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
Deferred revenue                                                                  13,524           15,551
Fixed-price contracts and other derivatives                                       12,008            5,350
Deferred income taxes                                                             52,341           65,116
Other                                                                             22,495           19,336
-----------------------------------------------------------------------------------------------------------
                                                                                 100,368          105,353
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 7 and 13)
Stockholders' Equity
Preferred stock, par value $.01; 10 million shares authorized; no shares
 outstanding                                                                          --               --
Common stock, par value $.01; 100 million shares authorized; issued and
 outstanding, 40,230,880 and 40,109,758 shares, respectively                         402              401
Paid-in capital                                                                  420,859          419,075
Retained earnings                                                                 28,149            6,735
Accumulated other comprehensive income                                            49,981           93,250
Treasury stock, at cost, 32,139 common shares                                       (609)              --
-----------------------------------------------------------------------------------------------------------
                                                                                 498,782          519,461
-----------------------------------------------------------------------------------------------------------
                                                                              $1,227,087       $1,283,808
===========================================================================================================

See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                      Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                             Years Ended December 31,
                                                                    -------------------------------------------
                                                                        1999           1998            1997
---------------------------------------------------------------------------------------------------------------

Revenues
Oil and gas sales                                                    $290,878       $ 271,575       $ 222,016
Change in derivative fair value                                          (442)         17,346              --
Other income                                                           12,170           4,462          10,901
---------------------------------------------------------------------------------------------------------------
                                                                      302,606         293,383         232,917
---------------------------------------------------------------------------------------------------------------
Expenses
Operating costs                                                        66,039          66,295          49,169
General and administrative                                             23,995          25,971          18,855
Exploration costs                                                      14,258          34,543           8,956
Depreciation, depletion and amortization                              117,080         131,408          79,325
Impairment                                                              4,877          52,522          75,198
Interest                                                               40,667          40,849          28,737
---------------------------------------------------------------------------------------------------------------
                                                                      266,916         351,588         260,240
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative effect of
 accounting change                                                     35,690         (58,205)        (27,323)
Income tax provision (benefit)                                         14,276         (13,924)        (11,261)
---------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of accounting change        21,414         (44,281)        (16,062)
Cumulative effect of accounting change, net of tax                         --             964              --
---------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                    $ 21,414       $ (43,317)      $ (16,062)
===============================================================================================================
Per Share
Net income (loss) before cumulative effect of accounting change      $    .53       $   (1.10)      $    (.53)
Cumulative effect of accounting change                                     --             .02              --
---------------------------------------------------------------------------------------------------------------
Net income (loss)--basic and diluted                                 $    .53       $   (1.08)      $    (.53)
---------------------------------------------------------------------------------------------------------------
Weighted average number of common shares:
Basic                                                                  40,153          40,107          30,233
Diluted                                                                40,389          40,107          30,233
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                  Additional
                                             Preferred   Common     Paid-In
                                               Stock      Stock     Capital
-----------------------------------------------------------------------------
Balance at December 31, 1996                $       --    $278     $197,301
Preferred stock issued in American
 Acquisition                                    21,080      --           --
Preferred stock converted                      (20,655)     10       16,726
Preferred stock redeemed                          (425)     --           --
Common stock issued in
 American Acquisition                               --     113      193,964
Exercise of stock options                           --      --          497
Warrants and options issued in
 American Acquisition                               --      --       10,263
Net loss                                            --      --           --
-----------------------------------------------------------------------------
Balance at December 31, 1997                        --     401      418,751
Comprehensive income:
Net loss                                            --      --           --
Other comprehensive income, net of tax:
 Cumulative effect of accounting change             --      --           --
 Reclassification adjustments--
  contract settlements                              --      --           --
Total comprehensive income                          --      --           --
Exercise of stock options                           --      --          324
-----------------------------------------------------------------------------
Balance at December 31, 1998                        --     401      419,075
Comprehensive income:
Net income                                          --      --           --
Other comprehensive loss, net of tax:
 Change in fixed-price contract and other
  derivative fair value                             --      --           --
 Reclassification adjustments--
  contract settlements                              --      --           --
 Total comprehensive loss                           --      --           --
Exercise of stock options                           --       1        1,784
Treasury shares purchased                           --      --           --
-----------------------------------------------------------------------------
Balance at December 31, 1999                $       --    $402     $420,859
=============================================================================



                                                          Accumulated
                                                             Other                      Total
                                             Retained    Comprehensive   Treasury   Stockholders'
                                             Earnings        Income        Stock       Equity
-------------------------------------------------------------------------------------------------
Balance at December 31, 1996                $   66,114    $       --      $   --     $ 263,693
Preferred stock issued in American
 Acquisition                                        --            --          --        21,080
Preferred stock converted                           --            --          --        (3,919)
Preferred stock redeemed                            --            --          --          (425)
Common stock issued in
 American Acquisition                               --            --          --       194,077
Exercise of stock options                           --            --          --           497
Warrants and options issued in
 American Acquisition                               --            --          --        10,263
Net loss                                       (16,062)           --          --       (16,062)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    50,052            --          --       469,204
Comprehensive income:
Net loss                                       (43,317)           --          --       (43,317)
Other comprehensive income, net of tax:
 Cumulative effect of accounting change             --        97,681          --        97,681
 Reclassification adjustments--
  contract settlements                              --        (4,431)         --        (4,431)
                                                                                     ---------
Total comprehensive income                          --            --          --        49,933
Exercise of stock options                           --            --          --           324
-------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     6,735        93,250          --       519,461
Comprehensive income:
Net income                                      21,414            --          --        21,414
Other comprehensive loss, net of tax:
 Change in fixed-price contract and other
  derivative fair value                             --       (38,881)         --       (38,881)
 Reclassification adjustments--
  contract settlements                              --        (4,388)         --        (4,388)
                                                                                     ---------
 Total comprehensive loss                           --            --          --       (21,855)
Exercise of stock options                           --            --          --         1,785
Treasury shares purchased                           --            --        (609)         (609)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1999                $   28,149    $   49,981      $ (609)    $ 498,782
=================================================================================================

See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                    Years Ended December 31,
                                                          ---------------------------------------------
                                                               1999            1998            1997
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                          $   21,414      $  (43,317)     $  (16,062)
Items not affecting cash flows:
 Depreciation, depletion and amortization                     117,080         131,408          79,325
 Impairment                                                     4,877          52,522          75,198
 Deferred income taxes                                         13,745         (14,524)        (12,296)
 Exploration costs                                             14,258          34,543           8,956
 Change in derivative fair value                                  442         (17,346)             --
 Gain on sale of property                                        (398)           (166)         (8,745)
 Other                                                            413           1,799             698
Net change in operating assets and liabilities,
 exclusive of amounts acquired:
 Accounts receivable                                            2,897          27,529          (5,598)
 Prepaids and other                                              (356)          8,093          (2,059)
 Accounts payable                                               2,994         (23,179)         10,162
 Accrued liabilities                                              717          (6,646)             75
 Revenues payable                                               3,473          (3,278)            192
-------------------------------------------------------------------------------------------------------
                                                              181,556         147,438         129,846
-------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Exploration and development expenditures                     (143,521)       (222,400)       (154,396)
Acquisition of oil and gas properties                         (34,784)         (4,500)         (9,118)
Purchase of American Exploration Company                           --              --         (72,323)
Additions to other property and equipment                      (1,560)         (2,615)         (2,650)
Proceeds from sale of property and equipment                   12,659          14,413          27,887
Change in other assets                                           (456)           (172)         (6,003)
-------------------------------------------------------------------------------------------------------
                                                             (167,662)       (215,274)       (216,603)
-------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from bank borrowings                                 368,169         475,362         868,037
Repayments of bank borrowings                                (409,769)       (443,662)       (928,537)
Proceeds from issuance of senior notes                             --              --         198,784
Repayments of subordinated notes                                   --              --         (42,621)
Proceeds from contract termination                             44,153          40,136              --
Proceeds from stock options exercised                           1,710             324             497
Purchase of treasury shares                                      (609)             --              --
Redemption of preferred stock                                      --              --          (4,344)
Change in deferred revenue                                     (2,027)         (1,836)         (1,662)
Change in gains from price-risk management activities          (5,762)         (2,321)         (2,773)
Change in other long-term liabilities                          (2,638)         (3,166)         (2,835)
-------------------------------------------------------------------------------------------------------
                                                               (6,773)         64,837          84,546
-------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                             7,121          (2,999)         (2,211)
Cash and cash equivalents, beginning of year                    2,539           5,538           7,749
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                     $    9,660      $    2,539      $    5,538
=======================================================================================================

See accompanying notes to consolidated financial statements.

                        LOUIS DREYFUS NATURAL GAS CORP.
                   Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

General. Louis Dreyfus Natural Gas Corp. ("LDNG" or the "Company") is one of the largest independent natural gas companies in the United States engaged in the acquisition, development, exploration, production and marketing of natural gas and crude oil. At December 31, 1999, approximately 52% of the Company's Common Stock was owned by various subsidiaries of Societe Anonyme Louis Dreyfus & Cie (collectively "S.A. Louis Dreyfus et Cie"). See Note 6--Transactions with Related Parties. The accounting policies of LDNG reflect industry practices and conform to accounting principles generally accepted in the United States. The more significant of such policies are briefly described below.

     Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements include the accounts of LDNG and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. Certain reclassifications have been made in the financial statements for the years ended December 31, 1998 and 1997 to conform to the financial statement presentation for the year ended December 31, 1999.

     Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in short- term investments with original maturities of three months or less.

     Concentration of Credit Risk. The Company sells oil and natural gas to various customers, participates with other parties in the drilling, completion and operation of oil and natural gas wells and enters into long-term energy swaps and physical delivery contracts. The majority of the Company's accounts receivable are due from purchasers of oil and natural gas and from fixed-price contract counterparties. Certain of these receivables are subject to collateral or margin requirements. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. See Note 13--Derivatives--Credit Risk. As of December 31, 1999 and 1998, the Company's joint interest and other receivables are shown net of allowance for doubtful accounts of $1.1 million and $1.2 million, respectively.

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

     Expenditures made in connection with the Company's drilling program are presented in the accompanying statement of cash flows as investing activities. As indicated above, certain of these amounts are expensed as incurred or if unsuccessful in discovering new reserves. Investing activities for the years ended December 31, 1999, 1998 and 1997, include $6.6 million, $30.5 million and $6.7 million, respectively, of costs which have been expensed as exploration costs in the statement of operations for the corresponding periods.

     The Company's oil and gas properties are reviewed on a field-by-field basis for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. In order to determine whether an impairment has occurred, the Company estimates the expected future net cash flows from its oil and gas properties as of the date of determination, and compares such future cash flows to the respective carrying amounts. Such estimated future cash flows are based on proved reserves and forward market prices for oil and gas that existed as of the date of determination. Those oil and gas properties which have carrying amounts in excess of estimated future cash flows are deemed impaired. The carrying value of impaired properties is adjusted to an estimated fair value by discounting the estimated expected future cash flows attributable to such properties at a discount rate estimated to be representative of the market for such properties. The excess is charged to expense and may not be reinstated. In 1999, the Company recognized impairment charges aggregating $4.9 million, primarily as the result of downward revisions to estimated future recoverable reserves from certain offshore properties identified in the preparation of the year-end reserve study. Overall, the Company experienced net upward reserve revisions of approximately 12 Bcfe for 1999. For 1998, the Company recognized impairment charges aggregating $52.5 million. The associated impairment reviews were conducted as the result of declining oil and gas prices during

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

the year which adversely affected the estimated future cash flows from the Company's oil and gas properties. In 1997, the Company recognized a $75.2 million impairment charge, substantially all of which was recorded in connection with the acquisition of American Exploration Company, a Houston-based exploration and production company ("American") in October 1997 (the "American Acquisition"). The allocation of the American Acquisition purchase price, based on the relative fair values of the acquired properties, was reviewed for indications of impairment, resulting in an impairment charge. See Note 3--Acquisitions. Lower oil and gas prices or future downward revisions of reserve estimates could result in future impairment recognition.

     The Company provides for the estimated cost, at current prices, of dismantling and removing oil and gas production facilities. Such estimated costs are recorded at discounted values based on the estimated productive lives of the associated oil and gas property and amortized by the unit-of-production method. As of December 31, 1999 and 1998, estimated total future dismantling and restoration costs of $12.1 million and $6.3 million, respectively, were included in other liabilities in the accompanying balance sheets.

     Depreciation of other property and equipment is provided by using the straight-line method over estimated useful lives of three to 20 years.

     Debt Issuance Costs. Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. The unamortized balance of such costs included in other assets as of December 31, 1999 and 1998, was $3.1 million and $3.7 million, respectively.

     Oil and Gas Sales and Gas Imbalances. Oil and gas revenues are recognized as oil and gas is produced and sold. The Company uses the sales method of accounting for gas imbalances in those circumstances where the Company has underproduced or overproduced its ownership percentage in a property. Under this method, a receivable or a liability is recorded to the extent that the Company's underproduced or overproduced position in a reservoir cannot be recouped through the production of remaining reserves. At December 31, 1999 and 1998, the Company had recorded imbalance liabilities of $4.0 million and imbalance receivables of $1.4 million.

     Income Taxes. The Company files a consolidated United States income tax return which includes the taxable income or loss of its subsidiaries. Deferred federal and state income taxes are provided on all significant temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

     Hedging. The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing fixed- price physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and options (collectively "Fixed- Price Contracts"). The Company also enters into interest rate swap contracts to reduce its exposure to adverse interest rate fluctuations. In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which established new accounting and reporting guidelines for derivative instruments and hedging activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Substantially all of the Company's Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as cash flow hedges or do not meet the effectiveness guidelines of SFAS 133 are recorded in earnings as the changes occur. Fixed-Price Contracts monetized prior to their maturity are classified as financing activities in the accompanying statements of cash flows. As indicated below, the change in fair value of all derivative contracts for the period from October 1, 1998 to January 13, 1999 was recognized in results of operations.

     Adoption of SFAS 133 in October 1998 resulted in the reclassification of $62.2 million of deferred gains from price-risk management activities and $3.3 million of deferred hedging losses related to terminated contracts to accumulated other comprehensive income, recorded net of deferred income tax effects. In addition, adoption resulted in the recognition of $130.6 million of derivative assets and $7.6 million of derivative liabilities in the Company's balance sheet as of December 31, 1998. SFAS 133 precludes the consideration of future cash flows from derivative instruments in asset impairment determinations irrespective of any risk management intent for entering into such instruments. Adoption of the standard resulted in an additional impairment charge of $12.4 million which was included in earnings as a cumulative effect of an accounting change. Also included in earnings for 1998 as a cumulative effect of an accounting change are the following: $8.6 million of Fixed--

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Price Contract gains associated with the incremental impairment charge, $2.8 million of Fixed-Price Contract gains relating to contracts not qualifying as cash flow hedges, $1.5 million of Fixed-Price Contract gains relating to Fixed-Price Contract hedge ineffectiveness, and $1.1 million of net gain associated with a fair value hedge which hedged a portion of the Company's subordinated debt. See Note 10--Capital Stock and Stockholders' Equity Information, Note 12--Financial Instruments and Note 13--Derivatives. The Company does not hold or issue financial instruments with leveraged features.

     Pursuant to the provisions of SFAS 133, all hedging designations and the methodology for determining hedge ineffectiveness must be documented at the inception of the hedge, and, upon the initial adoption of the standard, hedging relationships must be designated anew. The documentation must also indicate the risk management intent for entering into the hedging arrangement. The Company believed that it complied with the spirit and intent of the provisions of the standard with respect to documentation. However, in connection with the review of the Company's public filings by the Staff of the Securities and Exchange Commission in September 1999, the Company's documentation was determined to be insufficient as of the October 1, 1998 date of adoption of SFAS 133. Therefore, the Company was precluded from utilizing the special provisions of hedge accounting for the fourth quarter of 1998, and the period from January 1, 1999 to January 13, 1999, the date the Company's documentation was sufficient in relation to the formal documentation requirements of the standard. As a result, the changes in fair value of all of the Company's derivatives during this period were required to be reported in results of operations, rather than in other comprehensive income.

     Although certain of the Company's Fixed-Price Contracts may not qualify as cash flow hedges under the specific guidelines of SFAS 133, the Company has continued to refer to these contracts in this document as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and management expects the contracts to continue to mitigate its commodity price risk in the future. The accounting for such contracts, however, is consistent with the requirements of SFAS 133.

     Earnings per Share. The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share", to compute earnings per share. The increase in potential shares used to determine diluted earnings per share for the year ended December 31, 1999 is attributable to dilutive stock options. Stock options were not considered in the diluted earnings per share calculations for 1998 and 1997 as the effect would be antidilutive. See Note 8--Employee Benefit Plans and Note 10--Capital Stock and Stockholders' Equity Information for a description of potentially dilutive securities of the Company.

     Stock Options. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's Common Stock at the date of grant. Upon exercise, the excess of the proceeds over the par value of the shares issued is credited to additional paid-in capital. See
Note 8--Employee Benefit Plans.

Note 2. Property and Equipment

Capitalized Costs. The Company's oil and gas acquisition, exploration and development activities are conducted primarily in Texas, Oklahoma, New Mexico and offshore in the Gulf of Mexico. The following table summarizes the capitalized costs associated with these activities:


                                                                 December 31,
                                                         -----------------------------
                                                              1999            1998
--------------------------------------------------------------------------------------
                                                                (in thousands)
Oil and gas properties:
Proved                                                    $1,562,581      $1,434,066
Unproved                                                      39,572          51,304
Accumulated depreciation, depletion and amortization        (497,349)       (421,164)
--------------------------------------------------------------------------------------
                                                           1,104,804       1,064,206
--------------------------------------------------------------------------------------
Other property and equipment                                  34,701          33,926
Accumulated depreciation                                     (16,366)        (13,529)
--------------------------------------------------------------------------------------
                                                              18,335          20,397
--------------------------------------------------------------------------------------
                                                          $1,123,139      $1,084,603
======================================================================================

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

     Depreciation, depletion and amortization expense of oil and gas properties per Mcfe was $.89, $1.04 and $.88 for the years ended December 31, 1999, 1998 and 1997, respectively. Such amounts do not include impairment charges recorded in each year. See Note 1--Significant Accounting Policies. For the years ended December 31, 1999, 1998 and 1997, the Company capitalized interest of $2.0 million, $3.3 million and $1.0 million, respectively, in connection with its exploration and development activities. Depreciation of other property and equipment was $3.5 million, $4.1 million and $3.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Unproved properties at December 31, 1999 consist primarily of acreage positions obtained in the American Acquisition. The Company will evaluate such properties over their respective lease terms or as drilling results are determined.

     Costs Incurred. The following table summarizes the costs incurred in the Company's acquisition, exploration and development activities for the years ended December 31, 1999, 1998 and 1997, respectively.


                                      Years Ended December 31,
                               --------------------------------------
                                  1999          1998          1997
---------------------------------------------------------------------
                                           (in thousands)
Property acquisition costs:
Proved                         $ 36,881      $  4,088      $349,037
Unproved                         10,766        11,815       109,648
---------------------------------------------------------------------
                                 47,647        15,903       458,685
Exploration costs                19,409        74,123        21,514
Development costs               116,597       136,462       122,402
---------------------------------------------------------------------
                               $183,653      $226,488      $602,601
=====================================================================

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

     The following unaudited pro forma results of operations data gives effect to the American Acquisition as if the transaction had occurred on January 1, 1997. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had this acquisition closed on this date, or of future results of operations. The historic information has been adjusted for (1) oil and gas sales and related operating costs, (2) amortization of oil and gas properties based on the purchase price, (3) incremental general and administrative expenses associated with ownership of the properties, and (4) incremental interest expense resulting from borrowings made under the Credit Facility, as hereinafter defined, in connection with this acquisition.


                                                         Year Ended
                                                        December 31,
                                                   ----------------------
                                                            1997
-------------------------------------------------------------------------
                                                    (in thousands, except
                                                       per share data)
Unaudited pro forma information:
Revenues                                                  $303,719
Net income                                                  16,752
Net income per common share--basic and diluted                 .43
=========================================================================

     The pro forma information for 1997 does not include a $73.1 million impairment charge incurred as a result of recording the cost of the American Acquisition, which was in excess of the underlying tangible assets, nor does it consider the effects of certain cost reduction plans, financing plans or the effects of certain purchase accounting adjustments.

     During 1999, 1998 and 1997, the Company made numerous other acquisitions of proved oil and gas properties, the net purchase price of which aggregated $34.8 million, $4.1 million and $9.1 million, respectively. The results of operations related to such acquisitions have been included in the accompanying statements of operations and cash flows for the periods subsequent to the closing of each transaction.

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 4. Long-Term Debt

Long-term debt consists of the following:



                                                    December 31,
                                              -------------------------
                                                  1999          1998
-----------------------------------------------------------------------
                                                   (in thousands)
Bank Debt:
$450 Million Revolving Credit Facility         $255,600      $295,000
Other Lines of Credit                                --         2,200
-----------------------------------------------------------------------
                                                255,600       297,200
6-7/8% Senior Notes due 2007                     199,034       198,912
9-1/4% Senior Subordinated Notes due 2004        100,588       100,732
-----------------------------------------------------------------------
                                               $555,222      $596,844
=======================================================================

     $450 Million Revolving Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit under the Credit Facility are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to maturity on October 14, 2002. The Company has relied upon the Credit Facility to provide funds for acquisitions and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. See Note 13--Derivatives. As of December 31, 1999, the Company had $255.6 million of principal and $2.8 million of letters of credit outstanding under the Credit Facility.

     The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At December 31, 1999, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. The average interest rate for borrowings under the Credit Facility was 6.5% as of December 31, 1999. Including the effect of interest rate swaps which hedge a portion of the interest rate exposure attributable to this facility, the effective interest rate was 5.9%.

     The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

     Other Lines of Credit. The Company has certain other unsecured lines of credit available to it, which aggregated $30.1 million as of December 31, 1999. Such short-term lines of credit are primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. At December 31, 1999, three letters of credit totaling $.1 million were outstanding under these credit lines.

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

     The amount of required principal payments for the next five years and thereafter as of December 31, 1999 are as follows: 2000--$0; 2001--$0; 2002--$255.6 million; 2003--$0; 2004--$100 million; thereafter--$200 million.
See Note 13--Derivatives for a description of the interest rate swaps hedging a portion of the Credit Facility's outstanding debt.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 5. Income Taxes

The significant components of income tax expense (benefit) before cumulative effect of accounting change for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                            Years Ended December 31,
                                                                    ---------------------------------------
                                                                        1999         1998           1997
-----------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Current tax expense:
Federal                                                              $   497     $     527      $     885
State                                                                     34            73            150
-----------------------------------------------------------------------------------------------------------
                                                                         531           600          1,035
-----------------------------------------------------------------------------------------------------------
Deferred tax expense (benefit):
Federal                                                               12,054       (12,766)       (11,407)
State                                                                  1,691        (1,758)          (889)
-----------------------------------------------------------------------------------------------------------
                                                                      13,745       (14,524)       (12,296)
-----------------------------------------------------------------------------------------------------------
                                                                     $14,276     $ (13,924)     $ (11,261)
===========================================================================================================

     The provision for income taxes before cumulative effect of accounting change differed from the computed "expected" income tax provision using statutory rates on income before income taxes for the following reasons:

                                                                            Years Ended December 31,
                                                                    -----------------------------------------
                                                                       1999           1998           1997
-------------------------------------------------------------------------------------------------------------

                                                                                 (in thousands)
Computed "expected" income tax                                       $12,492       $ (20,372)     $  (9,563)
Increases (reductions) in taxes resulting from:
 State income taxes, net of federal benefit                            1,121          (1,095)          (481)
 Permanent differences (principally related to basis differences
  in oil and gas properties)                                             588           6,133            935
 Change in valuation allowance                                          (194)          2,667             --
 Section 29 credits                                                     (394)           (851)        (1,748)
 Other                                                                   663            (406)          (404)
-------------------------------------------------------------------------------------------------------------
                                                                     $14,276       $ (13,924)     $ (11,261)
-------------------------------------------------------------------------------------------------------------

     Deferred tax assets and liabilities resulting from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, consist of the following:

                                                                                         December 31,
                                                                                ---------------------------
                                                                                      1999          1998
-------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Deferred tax liabilities:
Capitalized costs and related depreciation, depletion and amortization             $  93,414      $  69,116
Fixed-Price Contracts and other derivatives                                           12,045         49,643
Other                                                                                    102             39
-------------------------------------------------------------------------------------------------------------
                                                                                     105,561        118,798
-------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Deferred revenue                                                                       5,139          5,909
Fixed-Price Contracts and other derivatives                                            6,339          2,904
Alternative minimum tax credits                                                        6,136          5,855
Net operating loss carryforwards                                                      85,074         93,086
Other                                                                                    735            846
-------------------------------------------------------------------------------------------------------------
                                                                                     103,423        108,600
Valuation allowance for net operating loss carryforwards                             (50,203)       (54,918)
-------------------------------------------------------------------------------------------------------------
                                                                                      53,220         53,682
-------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                         $  52,341      $  65,116
=============================================================================================================

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

     At December 31, 1999, the Company had U.S. Federal net operating loss carryforwards of $240.1 million that expire beginning in 2000 and alternative minimum tax credit carryforwards of $6.1 million that can be carried forward indefinitely but which can be used only to reduce regular tax liabilities in excess of alternative minimum tax liabilities. Net operating loss carryforwards of $143.4 million are expected to expire without utilization due to the change of control provisions of Section 382 of the Internal Revenue Code. Such expirations have been fully reserved through the valuation allowance.

Note 6. Transactions with Related Parties

Fixed-Price Contract Activity. In 1993, the Company entered into a fixed-price sales contract with S.A. Louis Dreyfus et Cie hedging 33 Bcf of natural gas over a five-year period beginning in 1996, at a weighted-average fixed price of $2.49 per Mcf. For the years ended December 31, 1999 and 1998, the Company realized hedging gains of $3.4 million and $2.9 million, respectively, in results of operations related to this contract. For 1997, the contract resulted in the recognition of a $.6 million hedging loss.

     The Company uses the commodity trading resources of S.A. Louis Dreyfus et Cie when purchasing natural gas futures contracts on the New York Mercantile Exchange ("NYMEX"). In that regard, the Company reimburses S.A. Louis Dreyfus et Cie for margin posted on behalf of the Company. At December 31, 1998, margin of $1.5 million had been posted on the Company's behalf by S.A. Louis Dreyfus et Cie under this arrangement.

     General and Administrative Expense. The Company is a party to a services agreement with S.A. Louis Dreyfus et Cie pursuant to which the Company is billed for certain administrative and support services (principally insurance costs and services) provided by S.A. Louis Dreyfus et Cie at amounts approximating cost. General and administrative expenses for the years ended December 31, 1999, 1998 and 1997 include $.5 million, $1.4 million and $.9 million, respectively, for such services.

Note 7. Commitments and Contingencies

Litigation. In December 1995, the United States District Court for the Western District of Oklahoma entered a $10.8 million judgment in favor of the Company against Midcon Offshore, Inc. ("Midcon") in connection with non- performance by Midcon under an agreement to purchase a certain offshore oil and gas property. In January 1996, Midcon delivered a $10.8 million promissory note to the Company secured by liens on assets of Midcon in settlement of disputes in connection with this litigation. Midcon paid $3.0 million to the Company prior to its filing for bankruptcy in December 1996. In July 1999, an agreement was reached between the Company and the Trustee to the Midcon bankruptcy case, which provided for the payment of $8.6 million to the Company in satisfaction of its claims against the estate. The settlement was approved by the bankruptcy court and payment was made to the Company in August 1999. Receipt of the settlement proceeds has been reflected in earnings and operating cash flows for the year ended December 31, 1999.

     In February 1995, a lawsuit was filed in the United States District Court in Denver, Colorado, by KN Gas Supply Services, Inc. ("KNGSS"), requesting declaratory judgment that KNGSS had the right to reduce the contract price for gas produced from the Bowdoin Field, a property acquired by the Company, to market levels from October 1, 1993 forward. KNGSS alleged that it was entitled to a refund of approximately $7.7 million for the period through September 1996. KNGSS had not updated its refund claim beyond this date. A motion for summary judgment was filed in July 1996 by the Company, and in February 1998, the Court ruled in favor of the Company and against KNGSS. KNGSS subsequently filed an appeal which has been denied by the 10th Circuit Court of Appeals. No further appeal has been filed by KNGSS and the filing deadline available for making a subsequent appeal has expired.

The Company is one of numerous defendants in several lawsuits originally filed in 1995, subsequently consolidated with related litigation, and now pending in the Texas 93rd Judicial District Court in Hildago County, Texas. The lawsuit alleges that the plaintiffs, a group of local landowners and businesses, have suffered damages including, but not limited to, property damage and lost profits of approximately $60 million as the result of hydrocarbon contamination of the groundwater within the city of McAllen, Texas. The lawsuit alleges that gas wells and related pipeline facilities owned and operated by the Company, and other facilities operated by other defendants, caused the contamination. In August 1999, the plaintiffs' experts produced reports that suggested the Company might be considered a significant contributor to the contamination. The Company's investigation into this matter has not found any leaks or discharges from its facilities and believes the contamination to be unrelated to the Company's gas wells and facilities. Trial is scheduled for May 2000. The Company will vigorously defend its interests in this case and does not expect the ultimate outcome of the case to have a material adverse impact on its financial position or results of operations.

     The Company was a defendant in various other legal proceedings as of December 31, 1999, which are routine and incidental to its business. The largest of such legal claims was for an alleged underpayment of royalty of $2.8 million, plus interest. While the ultimate results of these proceedings and determinations cannot be predicted with certainty, the Company will

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

vigorously defend its interests and does not believe that the outcome of these matters will have a material adverse effect on the Company.

     Rental Commitments. Minimum annual rental commitments as of December 31, 1999 under noncancellable office space leases are as follows: 2000--$3.1 million; 2001--$2.2 million; 2002--$1.1 million; 2003 and thereafter--$1.0 million. Approximately $2.2 million of such rental commitments is included in other long-term liabilities as of December 31, 1999. Rent expense included in results of operations for the three years ended December 31, 1999, 1998 and 1997 was $1.5 million, $2.1 million and $1.1 million, respectively.

Note 8. Employee Benefit Plans

401(k) Plan. The Company's employees who have completed a specified term of service are eligible for participation in the Louis Dreyfus Natural Gas Profit Sharing and 401(k) Plan and Trust Agreement (the "401(k) Plan"). Pursuant to the plan provisions, employee contributions can be made up to 17% of compensation. Company contributions are discretionary. Employees vest in Company contributions at 20% per year of service. For the years ended December 31, 1999, 1998 and 1997, the Company contributed $1.3 million, $1.2 million and $.9 million, respectively, to the 401(k) Plan.

     Stock Compensation Plans. Certain executive officers of the Company were participants in the Louis Dreyfus Deferred Compensation Stock Equivalent Plan sponsored by S.A. Louis Dreyfus et Cie ("Stock Equivalent Plan"). Under this plan, participants were awarded stock equivalent rights ("SERs") expressed as a number of stock equivalent units. At December 31, 1997, SERs totaling 83,500 stock equivalent units were outstanding. Recorded compensation expense attributable to the SERs was approximately $.4 million for the year ended December 31, 1997. In 1998, the Stock Equivalent Plan was terminated and replaced with the Louis Dreyfus Natural Gas Corp. Deferred Stock Trust Agreement ("Trust Agreement"). The Trust Agreement establishes a trust which serves as a depositary for restricted stock awards granted pursuant to the Trust Agreement. An aggregate of 55,000 shares previously earned under the Stock Equivalent Plan was purchased by the Company and contributed to the trust for distribution upon termination of employment or other specified events, thus eliminating the Company's obligations under the Stock Equivalent Plan. Also during 1998, a separate deferred stock trust agreement was established to create a compensation program for the services of non- employee directors of the Company. In connection therewith, the Company purchased and contributed 8,000 shares of restricted stock during 1998.

     Officers, directors and certain key employees have been granted options to purchase the Company's Common Stock under its 1993 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and options which are not qualified as incentive stock options. The maximum number of shares of Common Stock issuable under the Option Plan is 3 million shares, subject to appropriate equitable adjustment in the event of a reorganization, stock split, stock dividend, reclassification or other change affecting the Company's Common Stock. As of December 31, 1999 and 1998, options to purchase 631,183 shares and 875,420 shares of Common Stock, respectively, were available for grant under the Option Plan. Options granted under the Option Plan vest over a period of time based on the nature of the grants and as defined in the individual grant agreements, but generally over a four year period. The exercise price of each option (with the exception of 53,330 options issued in connection with the American Acquisition) equals the market price of the Company's stock on the date of grant and an option's expiration date is ten years from the date of issuance.

     The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), presents net income and earnings per share information as if the Company had accounted for stock options issued after December 31, 1994 using the fair value method prescribed by that statement. The fair value of issued stock options was estimated at the date of grant using a Black-Scholes option pricing model. Valuation assumptions for option grants in 1999, 1998 and 1997 included the following: risk-free interest rates of 5.8%, 4.9% and 5.7%, respectively; no dividends over the option term; stock price volatility factors of .37, .36 and
 .32, respectively, and a weighted average expected option life of five years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods. Additionally, option grants made prior to 1995 have been excluded.

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

 The SFAS 123 pro forma information is as follows:


                                                                                             Years Ended December 31,
                                                                                      ------------------------------------------
                                                                                       1999           1998            1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands, except per share data)
Net income (loss)                                                                    $18,988       $ (45,194)      $ (16,981)
Net income (loss) per share                                                              .47           (1.13)           (.56)
================================================================================================================================

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its stock options.

     Stock option transactions for 1999, 1998 and 1997 are summarized as follows:


                                                                        Years Ended December 31,
                                        ----------------------------------------------------------------------------------------
                                                    1999                          1998                          1997
--------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted-                     Weighted-                    Weighted-
                                                          Average                       Average                      Average
                                           Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        2,124,580        $  16.85     1,708,330        $  19.03       993,250       $  15.98
Granted                                   426,000           19.16     1,054,750           15.51       806,080          22.46
Exercised                                (159,513)          15.45       (22,500)          15.05       (30,500)         16.18
Canceled                                  (22,250)          14.44      (616,000)          20.68       (60,500)         16.02
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              2,368,817           17.38     2,124,580           16.85     1,708,330          19.03
================================================================================================================================
Exercisable at end of year              1,148,317           17.21       909,830           17.27       722,330          16.91
================================================================================================================================
Weighted-average fair value of options
 granted during year (1)                $    8.05                     $    6.17                     $    8.79
================================================================================================================================

(1) Excludes for 1997 the fair value of options to purchase 53,330 shares issued in connection with the American Acquisition and recorded as part of the corresponding purchase price. See Note 3--Acquisitions.

Outstanding options to acquire 1.3 million shares of stock at December 31, 1999 had exercise prices ranging from $18.00 to $23.16 per share and had a weighted-average remaining contractual life of 7.2 years. The balance of options outstanding at December 31, 1999 had exercise prices ranging from $12.47 to $16.69 per share and a weighted-average remaining contractual life of
7.9 years.

Note 9. Significant Customers

The Company's oil and gas sales at the wellhead are sold under contracts with various purchasers. For the year ended December 31, 1999 gas sales to Enron Corp. and PG&E Corp. approximated 17% and 14% of total revenues, respectively. For the year ended December 31, 1998, gas sales to PG&E Corp. approximated 20% of total revenues. For the year ended December 31, 1997, gas sales to PG&E Corp., Enron and GPM Gas Corporation approximated 22%, 15% and 10% of total revenues, respectively. The Company believes that alternative purchasers are available, if necessary, to purchase its production at prices substantially similar to those received from these significant purchasers in 1999.

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 10. Capital Stock and Stockholders' Equity Information

Common Stock. The following table sets forth the Company's Common Stock activity for the periods presented:



                                                                                   Years Ended December 31,
                                                                               ---------------------------------
                                                                                 1999        1998        1997
----------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Common Stock Activity:
Balance, beginning of year                                                       40,110      40,088     27,801
Exercise of stock options                                                           121          22         30
Treasury shares purchased                                                           (32)         --         --
Shares issued in the American Acquisition                                            --          --     11,316
Shares issued on conversion of Preferred Stock                                       --          --        941
----------------------------------------------------------------------------------------------------------------
Balance, end of year                                                             40,199      40,110     40,088
================================================================================================================

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

     Warrants. At December 31, 1999, the Company had outstanding warrants to purchase 1.2 million shares of Common Stock, all of which are currently exercisable, issued in connection with the American Acquisition for the outstanding warrants of American. The warrants have an exercise price of $17.47 per share and expire in December 2004. Additional warrants to purchase 356,489 shares expired unexercised in April 1999.

     Other Comprehensive Income. The components of other comprehensive income and related tax effects for the years ended December 31, 1999 and 1998 are shown as follows:

                                                                                        Tax            Net of
                                                                       Gross           Effect           Tax
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
Change in Fixed-Price Contract and other derivative fair value       $ (62,711)      $ (23,830)      $ (38,881)
Reclassification adjustments--contract settlements                      (7,078)         (2,690)         (4,388)
----------------------------------------------------------------------------------------------------------------
                                                                     $ (69,789)      $ (26,520)      $ (43,269)
================================================================================================================
Year ended December 31, 1998:
Cumulative effect of accounting change                               $ 157,550       $  59,869       $  97,681
Reclassification adjustments--contract settlements                      (7,147)         (2,716)         (4,431)
----------------------------------------------------------------------------------------------------------------
                                                                     $ 150,403       $  57,153       $  93,250
==============================================================================================================

Note 11. Supplemental Statement of Cash Flows Information

In October 1997, LDNG issued Common Stock, Preferred Stock, warrants, options and cash in connection with the American Acquisition. The accompanying financial statements include the following amounts attributable to the acquired assets and liabilities of American:

                                                                                                    American
                                                                                                   Acquisition
----------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Value allocated to the oil and gas properties of American                                           $  437,920
Other non-cash assets acquired                                                                           3,176
Working capital acquired                                                                                 3,874
Long-term debt assumed                                                                                (123,621)
Other liabilities assumed                                                                              (23,606)
Common Stock issued                                                                                   (194,077)
Preferred Stock issued                                                                                 (21,080)
Warrants and options issued                                                                            (10,263)
----------------------------------------------------------------------------------------------------------------
Cash paid, including cash overdrafts assumed                                                        $   72,323
================================================================================================================

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

     For the years ended December 31, 1999, 1998 and 1997, the Company paid interest of $39.7 million, $38.3 million and $25.8 million, respectively, net of capitalized interest, and paid income taxes of $.9 million, $.3 million and $1.0 million, respectively.

Note 12. Financial Instruments

The following information is provided regarding the estimated fair value of the financial instruments, including derivative assets and liabilities as defined by SFAS 133, employed by the Company as of December 31, 1999 and 1998, and the methods and assumptions used to estimate the fair value of such financial instruments:


                                                            December 31, 1999           December 31, 1998
                                                       --------------------------- ---------------------------
                                                          Carrying        Fair        Carrying        Fair
                                                           Amount        Value         Amount        Value
----------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Derivative assets:
 Fixed-price natural gas swaps:
  Sales contracts                                       $   16,433    $   16,433    $   26,125    $   26,125
  Purchase contracts                                            --            --           905           905
 Fixed-price natural gas collars                             1,323         1,323         3,367         3,367
 Fixed-price natural gas physical delivery contracts         7,921         7,921        99,342        99,342
 Natural gas basis swaps                                        --            --            74            74
 Fixed-price crude oil swaps                                   360           360        n/a           n/a
 Interest rate swaps                                         5,660         5,660           827           827
Derivative liabilities:
 Fixed-price natural gas swaps--sales contracts             (4,329)       (4,329)         (551)         (551)
 Fixed-price natural gas physical delivery contracts        (9,081)       (9,081)       (2,920)       (2,920)
 Natural gas basis swaps                                    (3,271)       (3,271)       (3,734)       (3,734)
 Interest rate swaps                                            --            --          (437)         (437)
Bank debt (1)                                             (255,600)     (255,600)     (297,200)     (297,200)
6-7/8% Senior Notes due 2007 (1)                           (199,034)     (177,012)     (198,912)     (187,704)
9-1/4% Senior Subordinated Notes due 2004 (1)              (100,588)      (99,591)     (100,732)     (102,897)
================================================================================================================

(1) Carrying amounts do not include capitalized debt issuance costs. See Note 1--Significant Accounting Policies-- Debt Issuance Costs.

     Cash and cash equivalents, accounts receivable, deposits, accounts payable, revenues payable and accrued liabilities were each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments or to the criteria used to determine carrying value in the financial statements.

     The fair value of Fixed-Price Contracts as of December 31, 1999 and 1998 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances. In addition, certain of the Company's contracts hedge gas production for periods beyond five years into the future. The market for natural gas beyond the five year horizon is illiquid and published market quotations are not available. The Company has relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine its fair value estimates. The Fixed-Price Contract fair value as reflected in the balance sheet as of December 31, 1999 and 1998 does not necessarily represent the value a third party would pay to assume the Company's positions. The short-term and long-term derivative assets are presented in the accompanying balance sheet under the caption "Fixed-price contracts and other derivatives" in Current Assets and Other Assets, respectively. Short-term and long-term derivative liabilities are presented in the balance sheet as "Fixed-price contracts and other derivatives" in Current Liabilities and in Deferred Credits and Other Liabilities, respectively.

     The Company's bank debt bears interest at rates which move with market interest rates. Accordingly, the fair value of such debt at December 31, 1999 and 1998 was estimated to approximate the carrying amount. The fair values of the 6-7/8% Senior Notes due 2007 and the 9-1/4% Senior Subordinated Notes due 2004 were determined based on market quotations

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

for such securities. The fair value of the Company's interest rate swaps for each of the years presented was determined by using a third-party interest rate swap valuation model or by reliance upon third-party quotations. Such valuations are based on market interest rates as of the determination date.

Note 13. Derivatives

Description of Contracts. The Company has entered into Fixed-Price Contracts to reduce its exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1999, 1998 and 1997, Fixed-Price Contracts hedged 55%, 50% and 60%, respectively, of the Company's gas production and 19%, 16% and 33%, respectively, of its oil production. Fixed-Price Contracts as of December 31, 1999, hedge 52 Bcfe of future oil and gas production in 2000, and 133 Bcfe thereafter.

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

     The following table summarizes the estimated volumes, fixed prices, fixed-price sales and future net revenues attributable to the Company's Fixed-Price Contracts as of December 31, 1999. The Company expects the prices to be realized for its hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of December 31, 1999, as adjusted for basis. Future net revenues change with changes in market prices and basis. See "--Market Risk."

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)


                                                      Years Ending December 31,                   Balance
                                      ---------------------------------------------------------   through
                                          2000        2001       2002       2003        2004        2017       Total
-----------------------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands, except price data)
Natural Gas Swaps:
Contract volumes (BBtu)                  19,460       7,475      6,405      5,650       5,650      12,133      56,773
Weighted-average fixed price
 per MMBtu (1)                         $   2.46     $  2.47    $  2.67    $  2.92     $  3.12    $   3.36    $   2.79
Future fixed-price sales               $ 47,950     $18,446    $17,098    $16,492     $17,608    $ 40,821    $158,415
Future net revenues (2)                $  1,699     $  (117)   $ 1,053    $ 2,194     $ 3,111    $  8,686    $ 16,626
Natural Gas Physical Delivery
 Contracts:
Contract volumes (BBtu)                  16,633      17,211     17,086     14,216       6,030      41,321     112,497
Weighted-average fixed price
 per MMBtu (1)                         $   2.29     $  2.36    $  2.43    $  2.50     $  2.45    $   2.93    $   2.59
Future fixed-price sales               $ 38,081     $40,628    $41,568    $35,477     $14,788    $121,209    $291,751
Future net revenues (2)                $   (492)    $  (576)   $   326    $   725     $  (368)   $  6,023    $  5,638
Natural Gas Collars:
Contract volumes (BBtu):
 Floor                                    9,630          --         --         --          --          --       9,630
 Ceiling                                 19,260          --         --         --          --          --      19,260
Weighted-average fixed-price
 per MMBtu (1):
 Floor                                 $   2.48     $    --    $    --    $    --     $    --    $     --    $   2.48
 Ceiling                               $   2.80     $    --    $    --    $    --     $    --    $     --    $   2.80
Future fixed-price sales (at floor)    $ 23,882     $    --    $    --    $    --     $    --    $     --    $ 23,882
Future net revenues (2)                $  1,323     $    --    $    --    $    --     $    --    $     --    $  1,323
Total Natural Gas Contracts (3):
Contract volumes (BBtu)                  45,723      24,686     23,491     19,866      11,680      53,454     178,900
Weighted-average fixed price
 per MMBtu (1)                         $   2.40     $  2.39    $  2.50    $  2.62     $  2.77    $   3.03    $   2.65
Future fixed-price sales               $109,913     $59,074    $58,666    $51,969     $32,396    $162,030    $474,048
Future net revenues (2)                $  2,530     $  (693)   $ 1,379    $ 2,919     $ 2,743    $ 14,709    $ 23,587
Crude Oil Swaps:
Contract volumes (MBbls)                  1,001          --         --         --          --          --       1,001
Weighted-average fixed price
 per Bbl (1)                           $  23.40     $    --    $    --    $    --     $    --    $     --    $  23.40
Future fixed-price sales               $ 23,423     $    --    $    --    $    --     $    --    $     --    $ 23,423
Future net revenues (2)                $    377     $    --    $    --    $    --     $    --    $     --    $    377
=======================================================================================================================

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

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

determine its future net revenue estimates. Forward market prices for natural gas are dependent upon supply and demand factors in such forward market and are subject to significant volatility. The future net revenue estimates shown above are subject to change as forward market prices change. See Note 12--Financial Instruments for estimated fair value information.

     Accounting. All of the Company's Fixed-Price Contracts have been executed in connection with its natural gas and crude oil hedging program. For Fixed-Price Contracts qualifying as cash flow hedges pursuant to SFAS 133, the differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volumes is the contract profit or loss. The realized contract profit or loss is included in oil and gas sales in the period for which the underlying commodity was hedged. Changes in market value for these contracts for volumes not yet settled are not reflected in the Company's income statements, but rather are shown as adjustments to other comprehensive income. For those contracts not qualifying as cash flow hedges, the associated fair value, as well as future changes in market value, are recognized in earnings. The fair value of all of its Fixed-Price Contracts are recorded as assets or liabilities in the Company's balance sheet.

     If a Fixed-Price Contract which qualified for cash flow hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination remains in accumulated other comprehensive income to be amortized into oil and gas sales over the original term of the contract. The Company had pretax unamortized deferred gains of $99.7 million and $61.3 million as of December 31, 1999 and 1998, respectively, related to terminated contracts which were recorded net of deferred tax effects in accumulated other comprehensive income. Prepayments received under Fixed-Price Contracts with continuing performance obligations are recorded as deferred revenue and amortized into oil and gas sales over the term of the underlying contract. See Note 1--Significant Accounting Policies--Hedging.

     For the years ended December 31, 1999, 1998 and 1997, oil and gas sales included $1.5 million of net gains, $23.1 million of net gains and $4.3 million of net losses, respectively, associated with realized gains and losses under its Fixed-Price Contracts. Change in derivative fair value for the years ended December 31, 1999 and 1998 was comprised of: (1) gains totaling $6.2 million and $15.7 million, respectively, representing the change in fair value for all of the Company's derivatives for the period from October 1, 1998 to January 13, 1999, recognized in earnings for documentation issues (see Note 1--Significant Accounting Policies--Hedging); and (2) gains totaling $5.4 million and $1.6 million, respectively, attributable to the change in fair value of derivative contracts not designated as cash flow hedges. In addition, the caption for 1999 includes a net loss of $1.9 million attributable to a loss of effectiveness for certain derivatives designated as cash flow hedges, a net gain of $1.8 million representing the ineffective portion of the Company's cash flow hedges, and a loss of $11.9 million representing the reversal of net gains previously recorded in this caption as actual cash settlements were realized under the respective contracts.

     In addition to the future net settlements identified in the table under "--Description of Contracts", the Company expects the following adjustments in 2000: (1) oil and gas sales will include $13.3 million in gains from the amortization of deferred gains from price-risk management activities recorded net of tax in accumulated other comprehensive income, (2) interest expense will include $.4 million of loss from the amortization of deferred interest rate hedging losses recorded net of tax in accumulated other comprehensive income, and (3) change in derivative fair value in the statement of operations will include a loss of $8.4 million relating to the unwinding of previously recognized net gains in this caption as actual cash settlements are realized for the respective derivative contracts.

     Credit Risk. Fixed-Price Contracts terms generally provide for monthly settlements and energy swaps provide for a net settlement due to or from the respective party as discussed previously. The counterparties to the contracts are comprised of independent power producers, pipeline marketing affiliates, financial institutions, a municipality and S.A. Louis Dreyfus et Cie, among others. In some cases, the Company requires letters of credit or corporate guarantees to secure the performance obligations of the contract counterparty. Should a counterparty to a contract default on a contract, there can be no assurance that the Company would be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by any counterparty.

     Cancellation or termination of a Fixed-Price Contract would subject a greater portion of the Company's gas production to market prices, which, in a low price environment, could have an adverse effect on the Company's future operating results. In addition, the associated carrying value of the contract would be removed from the Company's balance sheet.

     The Company was a party to two Fixed-Price Contracts, both long-term physical delivery contracts, with independent power producers ("IPPs") which sold electrical power under firm, fixed-price contracts to Niagara Mohawk Corporation ("NIMO"), a New York state utility ("NIMO Contracts"). The ability of these IPPs to perform their obligations to the Company was dependent on the continued performance by NIMO of its power purchase obligations to the counterparties. NIMO

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

had taken aggressive regulatory, judicial and contractual actions in recent years seeking to curtail power purchase obligations, including its obligations to the NIMO Contract counterparties, and had further stated that its future financial prospects were dependent on its ability to resolve these obligations, along with other matters. In July 1997, NIMO entered into a Master Restructuring Agreement (the "MRA") with 16 IPPs, including the NIMO Contract counterparties. Subsequently, one of the NIMO Contract counterparties withdrew from the MRA. The power purchase agreement between NIMO and the other counterparty was terminated. In connection therewith, the Company agreed in June 1998 to terminate its fixed-price contract to the counterparty in exchange for $40.1 million. The associated realized gain has been recorded in accumulated other comprehensive income, net of tax effect. In settlement of litigation initiated by NIMO against the remaining NIMO contract counterparty, an agreement was reached in late October 1999 between the respective parties to terminate the power contract in exchange for a cash payment from NIMO. In connection with this agreement, the Company agreed to the termination of its contract with the IPP in exchange for a cash payment to the Company of $44.2 million. The associated realized gain has been recorded in accumulated other comprehensive income, net of tax.

     Market Risk. The differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production is termed "basis" and is the result of differences in location, quality, contract terms, timing and other variables. The effective price realizations which result from the Company's Fixed-Price Contracts are affected by movements in basis. For the years ended December 31, 1999, 1998 and 1997, the Company received on an Mcf basis approximately 6%, 6% and 1% less than the prices specified in its natural gas Fixed-Price Contracts, respectively, due to basis. For its oil production hedged by crude oil Fixed-Price Contracts, the Company realized approximately 7%, 10% and 4% less than the specified contract prices for such years, respectively. Basis movements can result from a number of variables, including regional supply and demand factors, changes in the Company's portfolio of Fixed-Price Contracts and the composition of the Company's producing property base. Basis movements are generally considerably less than the price movements affecting the underlying commodity, but their effect can be significant. A 1% move in price realization for hedged natural gas in 2000 represents a $1.1 million change in gas sales. A 1% move in price realization for hedged oil in 2000 represents a $.2 million change in oil sales. The Company actively manages its exposure to basis movements and from time to time will enter into contracts designed to reduce such exposure.

     Except for the effect of basis movements, the Company expects that any changes in Fixed-Price Contract fair value attributable to changes in market prices for oil and natural gas will be offset by changes in the value of its oil and natural gas reserves. This change in reserve value, however, is not reflected in the Company's balance sheet. Further, changes in future gains and losses to be realized in oil and gas sales upon cash settlements of Fixed-Price Contracts as a result of changes in market prices for oil and natural gas are expected to be offset by changes in the price received for the Company's hedged oil and natural gas production. Because the majority of the Company's future estimated oil and gas production is unhedged, declining oil and gas prices could have a material adverse effect on the Company's future results of operations and operating cash flows.

     Margin. The Company is required to post margin in the form of bank letters of credit or treasury bills under certain of its Fixed-Price Contracts. In some cases, the amount of such margin is fixed; in others, the amount changes as the market value of the respective contract changes, or if certain financial tests are not met. For the years ended December 31, 1999, 1998 and 1997, the maximum aggregate amount of margin posted by the Company was $23.5 million, $23.7 million and $28.7 million, respectively. In connection with the termination of the NIMO Contract in December 1999, $15 million of margin and 29 Bcf of mortgaged reserves were permanently released by the counterparty. If natural gas prices were to rise, or if the Company fails to meet the financial tests contained in certain of its Fixed-Price Contracts, margin requirements could increase significantly. The Company believes that it will be able to meet such requirements through the Credit Facility and such other credit lines that it has or may obtain in the future. If the Company is unable to meet its margin requirements, a contract could be terminated and the Company could be required to pay damages to the counterparty which generally approximate the cost to the counterparty of replacing the contract. At December 31, 1999, the Company had issued margin in the form of letters of credit totaling $2.0 million.

     Interest Rate Swaps. The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of December 31, 1999, the Company had fixed the interest rate on average notional amounts of $125 million, $125 million and $94 million for the years ended December 31, 2000, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (6.0% at December 31, 1999) and pays an average rate of 5.0% for each period covered by the swaps. The notional amounts are less than the maximum amount anticipated to be available under the Credit Facility in such years.

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

     For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. Pursuant to SFAS 133, if an interest rate swap qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income, to be recognized as an adjustment to interest expense over the original contract term. At December 31, 1999 and 1998, the Company had deferred termination losses of $2.8 million and $3.2 million, respectively, recorded net of tax in accumulated other comprehensive income. For the years ended December 31, 1999, 1998 and 1997, interest rate swaps increased interest expense by $.1 million, $.3 million and $.2 million, respectively.

Note 14. Supplemental Information--Oil and Gas Reserves (unaudited)

The following information summarizes the Company's net proved reserves of crude oil and natural gas and the present values thereof for the three years ended December 31, 1999, 1998 and 1997. Reserve estimates for these years have been prepared by the Company's petroleum engineers and reviewed by an independent engineering firm. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. Future net revenue is estimated by such engineers using oil and gas prices in effect as of the end of each respective year with price escalations permitted only for those properties which have wellhead contracts allowing specific increases. Future operating costs estimated in each study are based on historical operating costs incurred. Reserve quantity estimates are calculated without regard to prices in the Company's Fixed-Price Contracts.

     The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. Such estimates are susceptible to revision in light of subsequent drilling and production history or as a result of changes in economic conditions.

     Estimated Quantities of Oil and Gas Reserves (unaudited). The following table presents the Company's estimated proved reserves, all of which are located in the United States, for the years ended December 31, 1999, 1998 and 1997. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that are expected to be recovered through existing wells with existing equipment and operating methods.


                                                   1999                          1998                          1997
                                        ---------------------------   ---------------------------   --------------------------
                                            Oil            Gas            Oil            Gas            Oil            Gas
                                          (MBbls)         (MMcf)        (MBbls)         (MMcf)        (MBbls)        (MMcf)
------------------------------------------------------------------------------------------------------------------------------
Proved Reserves:
Beginning of year                          24,416       1,193,666        29,109       1,028,752        23,497        849,199
Acquisition of proved reserves                436          38,352           166           6,270        11,679        163,651
Extensions and discoveries                  1,328         199,687         1,943         246,382         1,271        116,919
Revisions of previous estimates (1)         5,736         (22,506)       (3,165)         19,974           263        (26,345)
Sales of reserves in place                   (579)         (7,191)         (207)         (6,646)       (5,512)        (2,941)
Production                                 (2,965)       (107,979)       (3,430)       (101,066)       (2,089)       (71,731)
------------------------------------------------------------------------------------------------------------------------------
End of year                                28,372       1,294,029        24,416       1,193,666        29,109      1,028,752
==============================================================================================================================
Proved Developed Reserves:
Beginning of year                          20,722       1,026,834        24,321         899,196        17,894        709,712
==============================================================================================================================
End of year                                23,943       1,064,739        20,722       1,026,834        24,321        899,196
==============================================================================================================================

(1) The crude oil volume revision for 1998 was primarily the result of a significant reduction in year-end 1998 crude oil prices compared to the prior year-end. The crude oil volume revision for 1999 was primarily the result of a significant increase in year-end 1999 crude oil prices compared to the prior year-end.

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

                         LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

(2) The estimated cash flows from future production of proved reserves were prepared using year-end prices for each respective year, as follows:
    1999--$24.36 per Bbl, $2.19 per Mcf; 1998--$9.46 per Bbl, $2.07 per Mcf;
    and 1997--$16.76 per Bbl, $2.49 per Mcf. These prices do not include the effect of the Company's Fixed-Price Contracts.
(3) The resulting future gross revenue streams were reduced by estimated future costs to develop and to produce the proved reserves and estimated abandonment costs, based on year-end estimates.
(4) Future income taxes were computed by applying the appropriate statutory tax rates to the future pretax net cash flows less the current tax bases of the properties involved and related carryforwards, giving effect to permanent differences and tax credits.
(5) The resulting future net revenue streams were reduced to present value amounts by applying a 10% discount factor.


                                                                                      December 31,
                                                                     -----------------------------------------------
                                                                           1999             1998            1997
--------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Future cash inflows (1)                                               $  3,521,914      $2,695,864      $3,047,840
Future production costs                                                 (1,169,263)       (870,420)       (985,639)
Future development costs                                                  (216,211)       (148,595)       (136,217)
Future income taxes                                                       (460,504)       (278,363)       (345,552)
--------------------------------------------------------------------------------------------------------------------
                                                                         1,675,936       1,398,486       1,580,432
Discount at 10% per year                                                  (813,818)       (678,780)       (706,932)
--------------------------------------------------------------------------------------------------------------------
Standardized measure of discounted future net cash flows (1) (2)      $    862,118      $  719,706      $  873,500
====================================================================================================================

(1) Future cash inflows and the standardized measure of discounted future net cash flows do not include the expected cash flow contribution of the Company's Fixed-Price Contracts based on year-end oil and gas prices.
(2) The standardized measure of discounted future net cash flows including the effect of the Company's Fixed-Price Contracts was $896.7 million, $838.7 million and $956.7 million as of December 31, 1999, 1998 and 1997, respectively.

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

     Changes Relating to the Standardized Measure of Discounted Future Net Cash Flows (unaudited). The principal changes in the standardized measure of discounted future net cash flows attributable to the Company's oil and gas reserves for the years ended December 31, 1999, 1998 and 1997, were as follows:



                                                                          Years Ended December 31,
                                                                ---------------------------------------------
                                                                     1999            1998            1997
-------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Balance, beginning of year                                       $  719,706      $  873,500      $  922,611
Acquisitions of proved reserves                                      39,877           4,236         212,428
Extensions and discoveries, net of future development costs         194,059         183,231         118,849
Revisions of previous quantity estimates                              9,118             676         (20,755)
Oil and gas sales, net of production costs                         (223,298)       (182,131)       (177,134)
Sales of reserves in place                                           (8,236)         (7,769)        (35,896)
Net changes in sales prices and production costs                    153,701        (234,815)       (513,461)
Development costs incurred and changes in estimated future
 development costs                                                  (14,138)         41,121          27,804
Net change in income taxes                                          (96,236)         37,783         251,949
Accretion of discount                                                81,107         100,265         130,371
Changes in timing of production and other                             6,458         (96,391)        (43,266)
-------------------------------------------------------------------------------------------------------------
Balance, end of year                                             $  862,118      $  719,706      $  873,500
=============================================================================================================

                        LOUIS DREYFUS NATURAL GAS CORP.
             Notes to Consolidated Financial Statements (continued)

Note 15. Quarterly Results (unaudited)


                                                     1999
                               -------------------------------------------------
                                  First       Second       Third       Fourth
                                 Quarter     Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
                                     (in thousands, except per share data)
Revenues (1)                    $ 57,123     $62,422     $ 89,946     $ 93,115
Operating profit (loss) (2)       12,023      24,438       27,012       30,022
Net income (loss) before
 cumulative effect of
 accounting change (3)            (3,821)       (454)      13,048       12,641
Net income (loss) before
 cumulative effect of
 accounting change per
 share--basic and diluted          (0.10)      (0.01)         0.32         0.31
Net income (loss) (3)             (3,821)       (454)      13,048       12,641
Net income (loss) per share--
 basic and diluted                 (0.10)      (0.01)         0.32         0.31
================================================================================



                                                     1998
                               -------------------------------------------------
                                  First       Second       Third       Fourth
                                 Quarter      Quarter     Quarter      Quarter
--------------------------------------------------------------------------------
                                     (in thousands, except per share data)
Revenues (1)                    $ 69,596    $   70,351   $ 68,834    $   84,602
Operating profit (loss) (2)       12,609           358      7,904       (28,605)
Net income (loss) before
 cumulative effect of
 accounting change (3)            (2,043)      (10,391)    (5,439)      (26,408)
Net income (loss) before
 cumulative effect of
 accounting change per
 share--basic and diluted          (0.05)        (0.26)     (0.14)        (0.66)
Net income (loss) (3)             (2,043)      (10,391)    (5,439)      (25,444)
Net income (loss) per share--
 basic and diluted                 (0.05)        (0.26)     (0.14)        (0.63)
================================================================================

(1) The revenue decrease in the first quarter of 1999 is primarily attributable to low oil and gas prices; the decrease in the second quarter of 1999 is attributable to change in derivative fair value. The revenue increases in the third and fourth quarters of 1999 were favorably impacted by higher oil and gas prices and changes in derivative fair value. The revenue increase in the fourth quarter of 1998 is largely attributable to change in derivative fair value.
(2) The increases in operating profits for the third and fourth quarters of 1999 are attributable to higher oil and gas prices. The decrease in operating profit in the second quarter of 1998 is attributable to a $9.9 million impairment charge. The operating loss in the fourth quarter of 1998 was attributable to an impairment charge of $42.6 million. See Note 1 --Significant Accounting Policies.
(3) Net losses in the first and second quarters of 1999 resulted from lower oil and gas prices and changes in derivative fair value previously discussed. Net income in the third and fourth quarters of 1999 resulted primarily from higher oil and gas prices. Net losses in 1998 resulted from lower oil and gas prices and impairment charges previously discussed.

                        LOUIS DREYFUS NATURAL GAS CORP.
           Schedule II--Consolidated Valuation and Qualifying Accounts
                                 (in thousands)




                                                         Balance at                                           Balance at
                                                        Beginning of                                            End of
                                                           Period        Additions (1)     Deductions (2)       Period
------------------------------------------------------------------------------------------------------------------------
Description:
December 31, 1999:
Allowance for doubtful accounts--Joint interest and
 other receivables                                         $1,198             $ 12              $ 96            $1,114
========================================================================================================================
December 31, 1998:
Allowance for doubtful accounts--Joint interest and
 other receivables                                         $1,135             $176              $113            $1,198
========================================================================================================================
December 31, 1997:
Allowance for doubtful accounts--Joint interest and
 other receivables                                         $1,086             $ 49              $ --            $1,135
========================================================================================================================

(1) Additions relate to provisions for doubtful accounts.
(2) Deductions relate to the write-off of accounts receivable deemed uncollectible.