Form 10-Q
period 2000-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 2000-05-12
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 2000

                                   or

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
                                                   -----   -----
40,580,432 shares of common stock, $.01 par value, issued and outstanding at May 10, 2000.

                        LOUIS DREYFUS NATURAL GAS CORP.
                              Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

Item 1 --  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  March 31, 2000 and December 31, 1999 . . . . . . . . . . . . . . . .   3
Consolidated Statements of Operations:
  Three months ended March 31, 2000 and 1999 . . . . . . . . . . . . .   5
Consolidated Statements of Cash Flows:
  Three months ended March 31, 2000 and 1999 . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

Item 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  10

Item 3 --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  19

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . .  23

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                       March 31,  December 31,
                                                         2000         1999
                                                     -----------  -----------
                                                     (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . .   $     5,246  $     9,660
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . .        49,021       43,782
 Joint interest and other, net . . . . . . . . . .        10,847        8,923
Fixed-price contracts and other derivatives. . . .         2,476        7,204
Prepaids and other . . . . . . . . . . . . . . . .         4,282        4,928
                                                     -----------  -----------
 Total current assets. . . . . . . . . . . . . . .        71,872       74,497
                                                     -----------  -----------


PROPERTY AND EQUIPMENT, at cost, based on
 successful efforts accounting . . . . . . . . . .     1,687,728    1,636,854
Less accumulated depreciation, depletion
 and amortization  . . . . . . . . . . . . . . . .      (533,988)    (513,715)
                                                     -----------  -----------
                                                       1,153,740    1,123,139
                                                     -----------  -----------

OTHER ASSETS
Fixed-price contracts and other derivatives. . . .        17,698       24,493
Other, net . . . . . . . . . . . . . . . . . . . .         4,786        4,958
                                                     -----------  -----------
                                                          22,484       29,451
                                                     -----------  -----------
                                                     $ 1,248,096  $ 1,227,087
                                                     ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
                                                       March 31,  December 31,
                                                         2000         1999
                                                     -----------  -----------
                                                     (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . .   $    37,957  $    41,216
Accrued liabilities. . . . . . . . . . . . . . . .        17,876       12,413
Revenues payable . . . . . . . . . . . . . . . . .        15,381       14,413
Fixed-price contracts and other derivatives. . . .        25,686        4,673
                                                     -----------  -----------
 Total current liabilities . . . . . . . . . . . .        96,900       72,715
                                                     -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . .       561,520      555,222
                                                     -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . .        12,986       13,524
Fixed-price contracts and other derivatives. . . .        25,624       12,008
Deferred income taxes. . . . . . . . . . . . . . .        42,015       52,341
Other. . . . . . . . . . . . . . . . . . . . . . .        22,274       22,495
                                                     -----------  -----------
                                                         102,899      100,368
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
 shares authorized; no shares outstanding. . . . .            --           --
Common stock, par value $.01; 100 million
 shares authorized; issued and outstanding,
 40,519,504 and 40,230,880 shares respectively . .           405          402
Additional paid-in capital . . . . . . . . . . . .       425,493      420,859
Retained earnings. . . . . . . . . . . . . . . . .        37,004       28,149
Accumulated other comprehensive income . . . . . .        24,484       49,981
Treasury stock, at cost, 32,139 common shares. . .          (609)        (609)
                                                     -----------  -----------
                                                         486,777      498,782
                                                     -----------  -----------
                                                     $ 1,248,096  $ 1,227,087
                                                     ===========  ===========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2000       1999
                                                           --------  --------
REVENUES
Oil and gas sales . . . . . . . . . . . . . . . . . . .    $ 87,363  $ 58,155
Change in derivative fair value . . . . . . . . . . . .      (8,163)   (2,975)
Other income. . . . . . . . . . . . . . . . . . . . . .       1,254     1,943
                                                           --------  --------
                                                             80,454    57,123
                                                           --------  --------
EXPENSES
Operating costs . . . . . . . . . . . . . . . . . . . .      17,154    15,593
General and administrative. . . . . . . . . . . . . . .       6,092     5,815
Exploration costs . . . . . . . . . . . . . . . . . . .       3,243     3,939
Depreciation, depletion and amortization. . . . . . . .      30,258    28,130
Interest. . . . . . . . . . . . . . . . . . . . . . . .       9,426    10,014
                                                           --------  --------
                                                             66,173    63,491
                                                           --------  --------
Income (loss) before income taxes . . . . . . . . . . .      14,281    (6,368)
Income tax provision (benefit). . . . . . . . . . . . .       5,426    (2,547)
                                                           --------  --------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . .    $  8,855  $ (3,821)
                                                           ========  ========

Net income (loss) per share - basic and diluted . . . .    $    .22  $   (.10)
                                                           ========  ========
Weighted average number of common shares:
Basic . . . . . . . . . . . . . . . . . . . . . . . . .      40,235    40,110
                                                           ========  ========
Diluted . . . . . . . . . . . . . . . . . . . . . . . .      40,804    40,110
                                                           ========  ========

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                                2000      1999
                                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,855  $ (3,821)
Items not affecting cash flows:
 Depreciation, depletion and amortization . . . . . . . . . . . . . . . . .     30,258    28,130
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,300    (2,607)
 Exploration costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,243     3,939
 Change in derivative fair value. . . . . . . . . . . . . . . . . . . . . .      8,163     2,975
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (734)        7
Net change in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,163)   12,778
 Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        646     1,486
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,259)  (10,286)
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,463     2,664
 Revenues payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        968    (2,307)
                                                                              --------  --------
                                                                                51,740    32,958
                                                                              --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . . .    (50,873)  (31,659)
Acquisition of oil and gas properties . . . . . . . . . . . . . . . . . . .    (12,308)  (21,983)
Additions to other property and equipment . . . . . . . . . . . . . . . . .       (834)     (441)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .      1,061        22
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         24        (8)
                                                                              --------  --------
                                                                               (62,930)  (54,069)
                                                                              --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . . .     76,500   113,869
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . . .    (70,200)  (92,269)
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . . .      4,637        --
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .       (538)     (481)
Change in deferred gains from price-risk management activities. . . . . . .     (3,226)   (1,077)
Change in other long-term liabilities . . . . . . . . . . . . . . . . . . .       (397)     (630)
                                                                              --------  --------
                                                                                 6,776    19,412
                                                                              --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .     (4,414)   (1,699)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . .      9,660     2,539
                                                                              --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .   $  5,246  $    840
                                                                              ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . . .   $  3,817  $  4,721
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --       125
                                                                              --------  --------
                                                                              $  3,817  $  4,846
                                                                              ========  ========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2000

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of the Company's financial disclosures and accounting policies.

NOTE 2 -- HEDGING

  The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and options (collectively "Fixed-Price Contracts"). The company also enters into interest rate swap contracts to reduce its exposure to adverse interest rate fluctuations. In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative
instruments and hedging activities.   Substantially all of the Company's
Fixed-Price Contracts and interest rate swaps are designated as cash flow hedges. Change in derivative fair value for the quarter ended March 31, 2000 reflected a net loss of $8.2 million, which was comprised of a $6.9 million loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, a $2.3 million loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $1.0 million relating to hedge ineffectiveness. Change in derivative fair value for the quarter ended March 31, 1999 reflected a net loss of $3.0 million, which was comprised of a $6.2 million increase in derivative fair value through January 13, 1999 for derivatives which did not meet the documentation requirements of SFAS 133, a $5.4 million loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, a $4.1 million loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, and a gain of $.3 million relating to hedge ineffectiveness. Despite failing the effectiveness guidelines of SFAS 133 from time to time, the Company's Fixed-Price Contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

NOTE 3 -- CONTINGENCIES

  Litigation.  The Company is one of numerous defendants in several lawsuits

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 2000

originally filed in 1995, subsequently consolidated with related litigation, and now pending in the 93rd Judicial District Court in Hildago County, Texas. The lawsuit alleges that the plaintiffs, a group of local landowners and businesses, have suffered damages including, but not limited to, property damage and lost profits of approximately $60 million as the result of hydrocarbon contamination of the groundwater within the city of McAllen, Texas. The lawsuit alleges that gas wells and related pipeline facilities operated by the Company, and other facilities operated by other defendants, caused the contamination. In August 1999, the plaintiffs' experts produced reports that suggested the Company might be considered a significant contributor to the contamination. The Company's investigation into this matter has not found any leaks or discharges from its facilities. In addition, the Company's investigation has revealed the alleged contamination to be unrelated to the Company's production of natural gas from its facilities. Trial is anticipated to commence in the second half of 2000. The Company will vigorously defend its interests in this case. Results of litigation are inherently unpredictable; however, the Company does not presently expect the ultimate outcome of the case to have a material adverse impact on its financial position or results of operations.

  The Company was a defendant in various other legal proceedings as of March 31, 2000, which are routine and incidental to its business. The largest of such legal claims was for an alleged underpayment of royalty of $2.8 million, plus damages. While the ultimate results of these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not presently believe that the outcome of these matters will have a material adverse effect on the Company.

NOTE 4 -- COMPREHENSIVE LOSS

  Components of comprehensive loss for the three-month periods ended March 31, 2000 and 1999, are as follows:
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2000       1999
                                                           --------  --------

Net income (loss). . . . . . . . . . . . . . . . . . .     $  8,855  $ (3,821)
Other comprehensive loss, net of tax:
 Reclassification adjustments - contract settlements .        2,212    (4,283)
 Change in fixed-price contract and other derivative
  fair value . . . . . . . . . . . . . . . . . . . . .      (27,709)  (14,480)
                                                           --------  --------
Comprehensive loss . . . . . . . . . . . . . . . . . .     $(16,642) $(22,584)
                                                           ========  ========

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 March 31, 2000

NOTE 5 -- SUBSEQUENT EVENTS

  On April 24, 2000, the Company entered into an agreement to acquire the oil and gas assets of Costilla Energy, Inc. ("Costilla") for $100 million, effective April 1, 2000. The properties are primarily located in South Texas, including Lavaca County where the Company has experienced considerable drilling success, and in the Permian Basin of West Texas and Southeast New Mexico, complementing the Company's already sizeable holdings in these areas. Costilla filed for reorganization in accordance with Chapter 11 of the United States Bankruptcy Code on September 3, 1999. The acquisition is subject to approval by the bankruptcy court. If approved by the court, closing is expected to occur in June 2000. The Costilla Acquisition is anticipated to be financed initially through availability under the Company's existing revolving bank credit facility.

  The Company completed a trade of property interests with Forest Oil Corporation on May 1, 2000. This agreement resulted in the Company receiving ownership interests in certain producing Wilcox properties in the Loma Vieja Field in Zapata County, Texas, certain onshore and offshore unproved acreage positions and $10 million in cash, in exchange for its non-operated working interest in High Island 116 located offshore in the Gulf of Mexico.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview
  General. The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. A substantial portion of the Company's growth has been the result of proved reserve acquisitions geographically concentrated in its core areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas, the Panhandle of Texas, East Texas, Southwest Arkansas and North Louisiana; and the Gulf Coast Region, which includes South Texas and Offshore Gulf of Mexico, (collectively "Core Areas"). The Company's capital expenditure plans for 2000 include the investment of approximately $210 million in these Core Areas. See "-- Commitments and Capital Expenditures."

  The Company has a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps (collectively "Fixed-Price Contracts"). As of March 31, 2000, the Company's Fixed-Price Contracts hedged 174 Bcfe of future production representing 12% of its estimated December 31, 1999 proved reserves, at escalating fixed prices. See "Quantitative and Qualitative Disclosures About Market Risk."

  Forward-Looking Statements. All statements in this document concerning the Company other than purely historical information (collectively "Forward-Looking Statements") reflect the current expectations of management and are based on the Company's historical operating trends, its proved reserve and Fixed-Price Contract positions and other information currently available to management. Such Forward-Looking Statements include, among others, statements regarding the Company's future drilling plans and objectives, related exploration and development budgets, number and location of planned wells, and statements regarding the quality of the Company's properties and potential reserve and production levels. These statements may be proceeded, or followed by, or otherwise include the words "believes", "expects", "anticipates", "intends", "plans", "estimates", "projects", or similar expressions or statements that certain events "will" or "may" occur. These statements assume, among other things, that no significant changes will occur in the operating environment for the Company's oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed herein. The Company cautions that the Forward-Looking Statements are subject to all the risks and uncertainties incident to the acquisition, exploration, development and marketing of oil and gas reserves. These risks include, but are not limited to, commodity price, counterparty, environmental, drilling, reserve, operations and production risks. Certain of these risks are described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Moreover, the Company may make material acquisitions or divestitures, modify its Fixed-Price Contract positions by entering into new contracts or terminating existing contracts, or entering into financing transactions. None of these can be predicted with certainty and are not taken

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

into consideration in the Forward-Looking Statements made herein. Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated contribution to future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market prices for oil and gas and market interest rates are subject to significant volatility. For all of these reasons, actual results may vary materially from the Forward-Looking Statements and there is no assurance that the assumptions used are necessarily the most likely. The Company expressly disclaims any obligation or undertaking to release publicly any updates regarding any changes in the Company's expectations with regard to the subject matter of any Forward-Looking Statements or any changes in events, conditions or circumstances on which any Forward-Looking Statements are based.

  Certain Definitions. As used herein, the abbreviations listed below are defined as follows:

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.
Bcf.     Billion cubic feet.
Bcfe. Billion cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
BBtu.    Billion Btus.
Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
EBITDAX EBITDAX is defined herein as income (loss) before interest, income taxes, depreciation, depletion and amortization, impairment, exploration costs and change in derivative fair value. The Company believes that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.
MBbls.   Thousand barrels.
Mcf.     Thousand cubic feet.
Mcfe. Thousand cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
MMBbls.  Million barrels.
MMBtu.   Million Btus.
MMcf.    Volume of one million cubic feet.
MMcfe. Million cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
TBtu.    One Trillion Btus.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Selected Operating Data. The following table provides certain operating data relating to the Company's operations.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              2000        1999
                                                                            --------    --------
OIL AND GAS SALES: (M$)
Wellhead oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 18,943    $  8,228
Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . . .     (2,664)         --
                                                                            --------    --------
Total oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 16,279    $  8,228
                                                                            ========    ========
Wellhead natural gas sales. . . . . . . . . . . . . . . . . . . . . . . .   $ 69,519    $ 42,516
Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . . .      1,565       7,411
                                                                            --------    --------
Total natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .   $ 71,084    $ 49,927
                                                                            ========    ========
PRODUCTION:
Oil production (MBbls). . . . . . . . . . . . . . . . . . . . . . . . . .        699         742
Natural gas production (MMcf) . . . . . . . . . . . . . . . . . . . . . .     27,588      25,468
Net equivalent production (MMcfe) . . . . . . . . . . . . . . . . . . . .     31,782      29,922
Percent of oil production hedged by Fixed-Price Contracts (%) . . . . . .        72%          --
Percent of gas production hedged by Fixed-Price Contracts (%) . . . . . .        29%         35%

AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  27.10    $  11.09
  Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . .      (3.81)         --
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  23.29    $  11.09
                                                                            ========    ========
Natural gas price (per Mcf):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2.52    $   1.67
  Effect of Fixed-Price Contract settlements (1). . . . . . . . . . . . .        .06         .29
                                                                            --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2.58    $   1.96
                                                                            ========    ========
  Average sales price (per Mcfe). . . . . . . . . . . . . . . . . . . . .   $   2.75    $   1.94
OPERATING AND OVERHEAD COSTS: (per Mcfe)
Lease operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .   $    .40    $    .43
Production taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        .14         .09
General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        .19         .19
                                                                            --------    --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .73    $    .71
                                                                            ========    ========
CASH OPERATING MARGIN (per Mcfe) (2). . . . . . . . . . . . . . . . . . .   $   2.02    $   1.23
DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS (per Mcfe) . . . .   $    .92    $    .89

(1)  -  Represents the realized hedging results from the Company's Fixed-Price Contracts.  See
        "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."
        These amounts do not include any change in derivative fair value included in results of operations for the respective period.
(2)  -  Cash operating margin is defined as oil and gas sales less lease operating expenses, production taxes and general and administrative costs.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2000 COMPARED
TO THREE MONTHS ENDED MARCH 31, 1999
  Net Income (Loss) and Cash Flows from Operating Activities. For the quarter ended March 31, 2000, the Company realized net income of $8.9 million, or $.22 per share, on total revenue of $80.5 million. This compares to a net loss of $3.8 million, or $.10 per share, on total revenue of $57.1 million for the first quarter of 1999. Earnings results for the first quarter of 2000 were negatively impacted by an $8.2 million non-cash loss related to SFAS 133 derivative accounting, $5.1 million of which will reverse over the next two quarters as contract settlements occur. Net income excluding this non-cash impact of SFAS 133 derivative accounting was $13.9 million, or $.34 per share, for the first quarter of 2000. Cash flows from operating activities (before working capital changes) for the first quarter of 2000 grew 92% to a record $55.1 million compared to $28.6 million for the first quarter of 1999.
EBITDAX for the quarter ended March 31, 2000 improved 69% to $65.4 million, also a record for the Company. This compares to EBITDAX of $38.7 million for the prior year quarter. The increase in earnings, operating cash flows and EBITDAX for the current year quarter was principally the result of higher oil and gas prices and production. Cash flows provided by operating activities after consideration of the net change in working capital increased to $51.7 million from the $33.0 million reported for the first quarter of 1999, primarily due to higher oil and gas prices and production, offset in part by an increase in accounts receivable for the first quarter of 2000 in relation to the prior year quarter.

  Production. The Company's total production for the first quarter of 2000 grew 6% to 31.8 Bcfe, compared to 29.9 Bcfe produced during the first quarter of 1999. Gas production increased to 27.6 Bcf compared to 25.5 Bcf for the first quarter of 1999, an increase of 8%. Oil production for the first quarter of 2000 decreased 6% to 699 MBbls compared to 742 MBbls for the prior-year first quarter.

  Oil and Gas Prices. On a natural gas equivalent basis, the Company received an average price of $2.75 per Mcfe for the quarter ended March 31, 2000, an increase of 42% from the $1.94 received for the first quarter of 1999. The Company's gas production yielded an average price of $2.58 per Mcf, an increase of 32% compared to $1.96 per Mcf for the prior-year first quarter. The Company's average gas price for the first quarter of 2000 was enhanced $.06 per Mcf as a result of the Company's hedging activities. The average gas price for the first quarter of 1999 was enhanced $.29 as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first quarter of 2000 was $23.29 per Bbl compared to $11.09 per Bbl for the prior-year first quarter, an increase of 110%. The 2000 first quarter average oil price was reduced $3.81 per Bbl as a result of the Company's hedging activities. No fixed-price oil contracts were in effect during the 1999 first quarter.

  The combination of higher gas prices and higher gas production increased gas

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

sales to $71.1 million for the first quarter of 2000 compared to $49.9 million for the first quarter of 1999. The net effect of lower oil production and higher oil prices increased oil sales to $16.3 million compared to $8.2 million reported for the prior-year quarter. The impact of the Company's Fixed-Price Contract settlements for each period was to decrease oil and gas sales by $1.1 million for the quarter ended March 31, 2000 and to increase oil and gas sales by $7.4 million for the quarter ended March 31, 1999. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

  Change in Derivative Fair Value. Change in derivative fair value for the first quarter of 2000 was a net loss of $8.2 million, which included a $6.9 million loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, a $2.3 million loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $1.0 million relating to hedge ineffectiveness. Change in derivative fair value for the first quarter of 1999 was a net loss of $3.0 million, which was comprised of a $6.2 million gain in derivative fair value through January 13, 1999 for derivatives which did not meet the documentation requirements of SFAS 133, a $5.4 million loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, a $4.1 million loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, and a gain of $.3 million relating to hedge ineffectiveness. Despite failing the effectiveness guidelines of SFAS 133 from time to time, the Company's Fixed-Price Contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

  Other Income. Other income for the first quarter of 2000 was $1.3 million, compared to $1.9 million reported for the first quarter of 1999.

  Operating Costs. Operating costs for the first quarter of 2000 were comprised of $12.7 million of lease operating expenses and $4.5 million of production taxes. This compares to $13.0 million of lease operating expenses and $2.6 million of production taxes for the first quarter of 1999. The decrease in lease operating expenses is principally attributable to improved operating efficiencies in the field and to a reduction in costs for services and materials. The increase in production taxes is primarily the result of higher oil and gas prices in the first quarter of 2000. Lease operating expenses on a natural gas equivalent unit of production basis improved to $.40 per Mcfe compared to $.43 per Mcfe for the three months ended March 31, 1999.

  General and Administrative Expense. General and administrative expense ("G&A") for the first quarter of 2000 was $6.1 million, an increase of 5% from the prior-year first quarter amount of $5.8 million. On a natural gas equivalent unit of production basis, G&A remained constant at $.19 per Mcfe

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

for the first quarter of 2000 and 1999.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $3.2 million for the quarter ended March 31, 2000, compared to $3.9 million for the first quarter of 1999. The 2000 amount consists of $2.2 million of leasehold costs, $.9 million of geological and geophysical costs, and $.1 million of dry hole costs. The 1999 amount consists of $2.7 million of leasehold costs, $.7 million of geological and geophysical costs, and $.5 million of dry hole costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the first quarter of 2000 was $30.3 million compared to $28.1 million for the prior-year first quarter. This increase in DD&A is primarily attributable to an increase in the oil and gas DD&A rate to $.92 per Mcfe for the first quarter of 2000 compared to $.89 per Mcfe for the first quarter of 1999. This increase was primarily the result of an increase in production from certain higher cost properties.

  Interest Expense. Interest expense for the first quarter of 2000 was $9.4 million compared to $10.0 million for the first quarter of 1999. The net impact of interest rate swaps in effect for the first quarters of 2000 and 1999 was to decrease interest expense by $.4 million and $.1 million, respectively. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first quarter of 2000, the Company recorded a tax provision of $5.4 million on pretax income of $14.3 million, an effective rate of 38%. This compares to a tax benefit of $2.5 million provided on a pretax loss of $6.4 million, an effective rate of 40%, for the first quarter of 1999. The effective rate for the first quarter of 1999 was higher than the statutory rate primarily due to the effect of permanent differences created by differences in the tax bases of acquired assets.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. The Company's business of acquiring, exploring and developing oil and gas properties is capital intensive. The Company's ability to grow its reserve base is contingent, in part, upon its ability to generate cash flows from operating activities and to access outside sources of capital to fund its investing activities. For the quarters ended March 31, 2000 and 1999, the Company expended $63.2 million and $53.6 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flows invested by the Company during the three-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the quarters ended March 31, 2000 and 1999 were $55.1 million and $28.6 million, representing 87% and 53%, respectively, of the oil and gas property investments made for each quarter. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reduction of cash flows from operating activities, which in turn could impact the amount of capital investment.

  Cash flows from financing activities for the first quarter of 2000 reflected a source of cash of $6.8 million, compared to a $19.4 million source of cash for the first quarter of 1999. Historically, the Company has relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund its investing activities.

  Credit Facility. The Company has a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit are limited to $75 million of such availability. The Credit Facility allows the Company to draw on the full $450 million credit line without restrictions tied to periodic revaluations of its oil and gas reserves provided the Company continues to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to maturity on October 14, 2002. The Company has relied upon the Credit Facility to provide funds for acquisitions, drilling activities and to provide letters of credit to meet the Company's margin requirements under Fixed-Price Contracts. As of March 31, 2000, the Company had $255.6 million of principal and $9.3 million of letters of credit outstanding under the Credit Facility.

  The Company has the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on the Company's senior debt credit rating. At March 31, 2000, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment annually of a facility fee equal to 15 basis points of the Commitment. The average interest rate for borrowings under the Credit Facility was 6.6% as of March 31, 2000. Including the effect of interest rate swaps hedging a portion of the interest rate exposure attributable to this facility, the effective interest rate was 6.0%. See the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of the Company's interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require the Company to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  Other Lines of Credit.   The Company has certain other unsecured lines of
credit available to it which aggregated $30.1 million as of March 31, 2000.

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Such short-term lines of credit are primarily used to meet margin requirements under Fixed-Price Contracts and for working capital purposes. As of March 31, 2000, the Company had $6.3 million of indebtedness and $.1 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

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

  The Company believes that the borrowing capacity available under the Credit Facility, combined with the Company's internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 2000, including the expected acquisition of oil and gas properties from Costilla Energy, Inc. ("Costilla Acquisition") discussed below, and to meet the Company's margin requirements under its Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Quantitative and Qualitative Disclosures About Market Risk." At March 31, 2000, the Company had a working capital deficit of $25.0 million and a current ratio of .7 to 1. The working capital deficit is primarily the result of recording short-term derivative assets and liabilities pursuant to SFAS 133 for settlements occurring over the next twelve months, without the benefit of recording the offsetting working capital impact of the underlying cash flow transactions for the corresponding periods. Total long-term debt outstanding at March 31, 2000 was $561.5 million. The Company's long-term debt as a percentage of its total capitalization was 54%.

COMMITMENTS AND CAPITAL EXPENDITURES
  The Company's business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the quarter ended March 31, 2000, the Company expended $43.7 million on development activities and $7.2 million on exploration activities. This expenditure level resulted in the drilling of 70 development wells and 1 exploratory well. Of these wells, 66 development wells and 1 exploratory well were successfully completed as producers, for a

                         LOUIS DREYFUS NATURAL GAS CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

completion success rate of 94% and 100%, respectively (an overall success rate of 94%). In addition, the Company invested $12.3 million in proved oil and gas property acquisitions during the first quarter of 2000. For the balance of the year, the Company has budgeted an additional $147 million to be invested in connection with its drilling and proved reserve acquisition programs focused principally in its Core Areas.

  On April 24, 2000, the Company entered into an agreement to acquire the oil and gas assets of Costilla Energy, Inc. ("Costilla") for $100 million, effective April 1, 2000. The properties are primarily located in South Texas, including Lavaca County where the Company has experienced considerable drilling success, and in the Permian Basin of West Texas and Southeast New Mexico, complementing the Company's already sizeable holdings in these areas. Costilla filed for reorganization in accordance with Chapter 11 of the United States Bankruptcy Code on September 3, 1999. The acquisition is subject to approval by the bankruptcy court. If approved by the court, closing is expected to occur in June 2000, after which time the Company anticipates announcing an increase in its total capital budget. At this date, the amount of such increase has not been determined. Actual levels of drilling and acquisition expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities. The Costilla Acquisition is anticipated to be financed initially through availability under the Company's existing revolving bank credit facility.

  The Company continues to actively search for additional attractive oil and gas property acquisitions, but is not able to predict the timing or amount of additional capital expenditure which may ultimately be employed in acquisitions during 2000.

OUTLOOK FOR FISCAL 2000
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 2000" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of estimates. Subject to the uncertainties identified in "Forward-Looking Statements" and the anticipated closing of the Costilla Acquisition as previously described herein, no material modifications to previously disclosed estimates are deemed necessary.

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

FIXED-PRICE CONTRACTS
  Description of Contracts. The Company's Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its hedged production and benefit the Company when market prices are less than the fixed prices provided in its Fixed-Price Contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. For the years ended December 31, 1999, 1998 and 1997, Fixed-Price Contracts hedged 55%, 50% and 60%, respectively, of the Company's gas production and 19%, 16% and 33%, respectively, of its oil production. For the quarter ended March 31, 2000, Fixed-Price Contracts hedged 29% of the Company's natural gas production and 72% of the Company's oil production. As of March 31, 2000, Fixed-Price Contracts are in place to hedge 174 Bcfe of the Company's estimated future gas and oil production.

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more detailed discussion of the Company's Fixed-Price Contracts.

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales, fixed-price purchases and future net revenues (as defined below) attributable to the Company's Fixed-Price Contracts as of March 31, 2000. The Company expects the prices to be realized for its hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for the Company's production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of March 31, 2000, as adjusted for basis. Future net revenues change with changes in market prices and basis.

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

FIXED-PRICE CONTRACTS
                              Nine
                             Months
                             Ending
                            December         Years Ending December 31,        Balance
                               31,    --------------------------------------  through
                              2000      2001      2002      2003      2004     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS:
Contract volumes (BBtu). .    15,967     7,840     6,697     5,650     5,650   12,133     53,937
Weighted-average fixed
  price per MMBtu (1). . .  $   2.46  $   2.46  $   2.65  $   2.92  $   3.12 $   3.36  $    2.80
Future fixed-price sales .  $ 39,284  $ 19,281  $ 17,766  $ 16,492  $ 17,608 $ 40,822  $ 151,253
Future net revenues
  (losses) (2) . . . . . .  $ (8,363) $ (2,867) $   (474) $  1,044  $  1,925 $  6,203  $  (2,532)
NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS:
Contract volumes (BBtu). .    12,598    17,211    17,086    14,216     6,030   41,321    108,462
Weighted-average fixed
  price per MMBtu (1). . .  $   2.29  $   2.36  $   2.43  $   2.50  $   2.45 $   2.93  $    2.60
Future fixed-price sales .  $ 28,853  $ 40,628  $ 41,568  $ 35,477  $ 14,788 $121,209  $ 282,523
Future net revenues
  (losses) (2) . . . . . .  $ (8,027) $(6,495)  $ (3,500) $ (2,232) $ (1,659)$ (2,063) $ (23,976)
NATURAL GAS COLLARS:
Contract volumes (BBtu):
  Floor. . . . . . . . . .     8,235        --        --        --        --       --      8,235
  Ceiling. . . . . . . . .    16,470        --        --        --        --       --     16,470
Weighted-average fixed
 price per MMBtu (1):
  Floor. . . . . . . . . .  $   2.48  $     --  $     --  $     --  $     -- $     --  $    2.48
  Ceiling. . . . . . . . .  $   2.80  $     --  $     --  $     --  $     -- $     --  $    2.80
Future fixed-price sales
 (at ceiling). . . . . . .  $ 46,116  $     --  $     --  $     --  $     -- $     --  $  46,116
Future net revenues
  (losses) (2) . . . . . .  $ (3,824) $     --  $     --  $     --  $     -- $     --  $  (3,824)
TOTAL NATURAL GAS
 CONTRACTS (3):
Contract volumes (BBtu). .    45,035    25,051    23,783    19,866    11,680   53,454    178,869
Weighted-average fixed
  price per MMBtu (1). . .  $   2.54  $   2.39  $   2.49  $   2.62  $   2.77 $   3.03  $    2.68
Future fixed-price sales .  $114,253  $ 59,909  $ 59,334  $ 51,969  $ 32,396 $162,031  $ 479,892
Future net revenues
  (losses) (2) . . . . . .  $(20,214) $ (9,362) $ (3,974) $ (1,188) $    266 $  4,140  $ (30,332)
CRUDE OIL SWAPS:
Contract volumes (MBbls) .       500        --        --        --        --      --         500
Weighted-average fixed
 price per Bbl (1) . . . .  $  23.40  $     --  $     --  $     --  $     -- $     --  $   23.40
Future fixed-price sales .  $ 11,700  $     --  $     --  $     --  $     -- $     --  $  11,700
Future net revenues
  (losses) (2) . . . . . .  $ (1,522) $     --  $     --  $     --  $     -- $     --  $  (1,522)

(1)  -  The Company expects the prices to be realized for its hedged production will vary from the prices shown due to basis.
(2)  -  Future net revenues as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.
(3)  -  Does not include basis swaps with notional volumes by year, as follows: 2000 - 15.7 Tbtu;
        2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.

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

  The estimated fair value of the Company's Fixed-Price Contracts as of March 31, 2000 and 1999 are provided below. The associated carrying value of its contracts is equal to the estimated fair value for each period presented.

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                             (in thousands)
Derivative assets:
  Fixed-price natural gas swaps - sales contacts . . .     $  9,825  $ 21,490
  Fixed-price natural gas delivery contracts . . . . .        4,257    84,631
  Interest rate swaps - fixed. . . . . . . . . . . . .        6,092     2,366
Derivative liabilities:
  Fixed-price natural gas swaps:
    Sales contracts. . . . . . . . . . . . . . . . . .      (14,513)   (2,935)
    Purchase contracts . . . . . . . . . . . . . . . .           --      (583)
  Fixed-price oil swaps - sales contracts. . . . . . .       (1,500)       --
  Fixed-price natural gas collars. . . . . . . . . . .       (3,824)   (2,688)
  Fixed-price natural gas delivery contracts . . . . .      (28,636)   (6,947)
  Natural gas basis swaps. . . . . . . . . . . . . . .       (2,837)   (4,330)
  Interest rate swaps - fixed. . . . . . . . . . . . .           --      (257)
                                                           --------  --------
  Total. . . . . . . . . . . . . . . . . . . . . . . .     $(31,136) $ 90,747
                                                           ========  ========

  The fair value of Fixed-Price Contracts as of March 31, 2000 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

certain financial swaps are uniquely tailored to the Company's circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value does not necessarily represent the value a third party would pay to assume the Company's positions.

INTEREST RATE SENSITIVITY
  The Company has entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the Credit Facility. As of March 31, 2000, the Company had fixed the interest rate on average notional amounts of $125 million for the balance of 2000, and $125 million and $94 million for the years ending December 31, 2001 and 2002, respectively. Under the interest rate swaps, the Company receives the LIBOR three-month rate (6.3% at March 31, 2000) and pays an average rate of 5.0% for the balance of 2000, and all of 2001 and 2002. The notional amounts are less than the maximum amount anticipated to be outstanding under the Credit Facility in such years.

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of the Company's interest rate swaps.

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


                             LOUIS DREYFUS NATURAL GAS CORP.
                             ---------------------------------------
                             (Registrant)



Date: May 12, 2000           /s/  Jeffrey A. Bonney
                             ---------------------------------------
                             Jeffrey A. Bonney
                             Executive Vice President and
                             Chief Financial Officer