Form 10-Q
period 2000-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 2000-08-14
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   Form 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
        EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 2000

                                   or

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
                                                   -----   -----
43,161,361 shares of common stock, $.01 par value, issued and outstanding at August 7, 2000.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

Item 1 -- CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  June 30, 2000 and December 31, 1999. . . . . . . . . . . . . . . . . . 3
Consolidated Statements of Operations:
  Three months and six months ended June 30, 2000 and 1999 . . . . . . . 5
Consolidated Statements of Cash Flows:
  Six months ended June 30, 2000 and 1999. . . . . . . . . . . . . . . . 6
Condensed Notes to Consolidated Financial Statements . . . . . . . . . . 7

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .12

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. . .26

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . .30

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S

                                                            Pro forma
                                                             June 30,     June 30,   December 31,
                                                               2000         2000         1999
                                                           -----------  -----------  -----------
                                                             (Note 4)    (unaudited)
                                                            (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .     $     4,856  $     4,856  $     9,660
Receivables:
 Oil and gas sales . . . . . . . . . . . . . . . . . .          72,867       72,867       43,782
 Joint interest and other, net . . . . . . . . . . . .          11,842       11,842        8,923
Fixed-price contracts and other derivatives. . . . . .           2,492        2,492        7,204
Prepaids and other . . . . . . . . . . . . . . . . . .           5,631        5,631        4,928
                                                           -----------  -----------  -----------
 Total current assets. . . . . . . . . . . . . . . . .          97,688       97,688       74,497
                                                           -----------  -----------  -----------
PROPERTY AND EQUIPMENT, at cost, based on successful
 efforts accounting. . . . . . . . . . . . . . . . . .       1,841,300    1,841,300    1,636,854
Less accumulated depreciation, depletion and
 amortization  . . . . . . . . . . . . . . . . . . . .       (539,660)    (539,660)    (513,715)
                                                           -----------  -----------  -----------
                                                             1,301,640    1,301,640    1,123,139
                                                           -----------  -----------  -----------
OTHER ASSETS
Fixed-price contracts and other derivatives. . . . . .          15,093       15,093       24,493
Other, net . . . . . . . . . . . . . . . . . . . . . .           3,694        3,694        4,958
                                                           -----------  -----------  -----------
                                                                18,787       18,787       29,451
                                                           -----------  -----------  -----------
                                                           $ 1,418,115  $ 1,418,115  $ 1,227,087
                                                           ===========  ===========  ===========

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

           L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                            Pro forma
                                                             June 30,     June 30,   December 31,
                                                               2000         2000        1999
                                                           -----------  -----------  -----------
                                                             (Note 4)    (unaudited)
                                                           (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .     $    66,362  $    66,362  $    41,216
Accrued liabilities. . . . . . . . . . . . . . . . . .          10,780       10,780       12,413
Revenues payable . . . . . . . . . . . . . . . . . . .          19,122       19,122       14,413
Fixed-price contracts and other derivatives. . . . . .          66,007       66,007        4,673
                                                           -----------  -----------  -----------
 Total current liabilities . . . . . . . . . . . . . .         162,271      162,271       72,715
                                                           -----------  -----------  -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .         610,814      681,686      555,222
                                                           -----------  -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . . . . .          12,435       12,435       13,524
Fixed-price contracts and other
 derivatives . . . . . . . . . . . . . . . . . . . . .          38,126       38,126       12,008
Deferred income taxes. . . . . . . . . . . . . . . . .          29,456       29,456       52,341
Other. . . . . . . . . . . . . . . . . . . . . . . . .          22,194       22,194       22,495
                                                           -----------  -----------  -----------
                                                               102,211      102,211      100,368
                                                           -----------  -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million shares
 authorized; no shares outstanding . . . . . . . . . .              --           --           --
Common stock, par value $.01; 100 million shares
 authorized; issued and outstanding, 43,160,700,
 40,760,700 and 40,230,880 shares, respectively. . . .             432          408          402
Additional paid-in capital . . . . . . . . . . . . . .         500,663      429,815      420,859
Retained earnings. . . . . . . . . . . . . . . . . . .          46,076       46,076       28,149
Accumulated other comprehensive income . . . . . . . .         (4,341)      (4,341)      49,981
Treasury stock at cost, 589, 589 and 32,139 shares,
 respectively. . . . . . . . . . . . . . . . . . . . .            (11)         (11)        (609)
                                                           -----------  -----------  -----------
                                                               542,819      471,947      498,782
                                                           -----------  -----------  -----------
                                                           $ 1,418,115  $ 1,418,115  $ 1,227,087
                                                           ===========  ===========  ===========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share data)

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        2000      1999      2000      1999
                                      --------  --------  --------  --------

REVENUES
Oil and gas sales. . . . . . . . . .  $ 99,121  $ 70,306  $186,484  $128,461
Change in derivative fair value. . .   (11,945)   (8,135)  (20,108)  (11,110)
Other income . . . . . . . . . . . .       828       251     2,082     2,194
                                      --------  --------  --------  --------
                                        88,004    62,422   168,458   119,545
                                      --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . .    19,457    15,860    36,611    31,453
General and administrative . . . . .     5,609     5,803    11,701    11,618
Exploration costs. . . . . . . . . .     4,028     2,213     7,271     6,152
Depreciation, depletion and
 amortization. . . . . . . . . . . .    29,827    29,070    60,085    57,200
Impairment . . . . . . . . . . . . .     4,569        --     4,569        --
Interest . . . . . . . . . . . . . .     9,882    10,233    19,308    20,247
                                      --------  --------  --------  --------
                                        73,372    63,179   139,545   126,670
                                      --------  --------  --------  --------
Income (loss) before income taxes. .    14,632      (757)   28,913    (7,125)
Income tax provision (benefit) . . .     5,560      (303)   10,986    (2,850)
                                      --------  --------  --------  --------
NET INCOME (LOSS). . . . . . . . . .  $  9,072  $   (454) $ 17,927  $ (4,275)
                                      ========  ========  ========  ========
Net income (loss) per share:
Basic. . . . . . . . . . . . . . . .  $    .22  $   (.01) $    .44  $   (.11)
                                      ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . .  $    .22  $   (.01) $    .43  $   (.11)
                                      ========  ========  ========  ========

Weighted average number of common shares:
Basic. . . . . . . . . . . . . . . .    40,649    40,123    40,442    40,116
Diluted. . . . . . . . . . . . . . .    41,827    40,123    41,315    40,116

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                             2000      1999
                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 17,927  $ (4,275)
Items not affecting cash flows:
 Depreciation, depletion and amortization. . . . . . . . . . . . . . . . .   60,085    57,200
 Impairment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,569        --
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .   10,408    (2,990)
 Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,271     6,152
 Change in derivative fair value . . . . . . . . . . . . . . . . . . . . .   20,108    11,110
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (365)     (111)
Net change in operating assets and liabilities:
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .  (31,504)    4,261
 Prepaids and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (703)    2,289
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25,146   (13,515)
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,262)      128
 Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,709       169
                                                                           --------  --------
                                                                            116,389    60,418
                                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures . . . . . . . . . . . . . . . . . (125,828)  (59,457)
Acquisition of proved oil and gas properties . . . . . . . . . . . . . . . (131,891)  (30,409)
Additions to other property and equipment. . . . . . . . . . . . . . . . .   (1,581)     (976)
Proceeds from sale of property and equipment . . . . . . . . . . . . . . .   10,857     7,034
Change in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      470      (143)
                                                                           --------  --------
                                                                           (247,973)  (83,951)
                                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . . . .  277,350   240,369
Repayments of bank borrowings. . . . . . . . . . . . . . . . . . . . . . . (144,350) (207,569)
Repayments of subordinated notes . . . . . . . . . . . . . . . . . . . . .   (6,549)       --
Proceeds from stock option exercises and other . . . . . . . . . . . . . .    8,804       415
Change in deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .   (1,089)     (980)
Change in gains from price-risk management activities. . . . . . . . . . .   (6,340)   (2,249)
Change in other long-term liabilities. . . . . . . . . . . . . . . . . . .   (1,046)   (1,009)
                                                                           --------  --------
                                                                            126,780    28,977
                                                                           --------  --------
Change in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .   (4,804)    5,444
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .    9,660     2,539
                                                                           --------  --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . $  4,856  $  7,983
                                                                           ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest . . . . . . . . . . . . . . . . $ 17,895  $ 19,479
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,163       285
                                                                           --------  --------
                                                                           $ 19,058  $ 19,764
                                                                           ========  ========

         See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 JUNE 30, 2000


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of normal and recurring adjustments and a $4.6 million impairment charge discussed below, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of the Company's financial disclosures and accounting policies.

  In the second quarter of 2000, an impairment charge of $4.6 million was recorded due to downward reserve revisions for two single-well offshore fields drilled in 1998. Management is unaware of any other fields which may be impaired because of performance or other reasons. However, future impairments may be recognized as a result of numerous factors, all of which are beyond the Company's ability to control or predict.

NOTE 2 -- HEDGING

  The Company reduces its exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and options (collectively "Fixed-Price Contracts"). The Company also enters into interest rate swap contracts to reduce its exposure to adverse interest rate fluctuations. In October 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes new accounting and reporting guidelines for derivative
instruments and hedging activities.   Substantially all of the Company's
Fixed-Price Contracts (other than three costless natural gas collars which mature in September 2000) and interest rate swaps are designated as cash flow hedges. Change in derivative fair value in the statements of operations for the three-month and the six-month periods ended June 30, 2000 and 1999 is comprised of the following:

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 2000

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        2000      1999      2000      1999
                                      --------  --------  --------  --------
CHANGE IN DERIVATIVE FAIR VALUE
Change in fair value for derivatives
 not qualifying as hedges . . . . . . $ (9,308) $ (8,779) $(16,235) $ (6,631)
Amortization of derivative fair value
 gains and losses recognized in
 earnings prior to actual cash
 settlements. . . . . . . . . . . . .   (2,070)     (332)   (4,346)   (5,745)
The ineffective portion of
 derivatives qualifying as hedges . .     (567)      976       473     1,266
                                      --------  --------  --------  --------
                                      $(11,945) $ (8,135) $(20,108) $(11,110)
                                      ========  ========  ========  ========

  Change in derivative fair value in the statement of operations for the six months ended June 30, 2000 includes $14.0 million of net losses which will fully reverse in the third quarter of 2000. Despite certain Fixed-Price
Contracts failing the effectiveness guidelines of SFAS 133 from time to time, Fixed-Price Contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

  The change in carrying value of Fixed-Price Contracts and interest rate swaps in the Company's balance sheet since December 31, 1999 resulted from a significant increase in market prices for natural gas and crude oil and an increase in interest rates. The majority of this change in fair value was reflected in accumulated other comprehensive income, net of deferred tax effects. Derivative liabilities reflected as current in the June 30, 2000 balance sheet represent the estimated fair value of Fixed-Price Contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. Because present accounting rules do not provide for the accrual of the future cash flow transaction the contracts were designed to hedge, an apparent working capital deficit is created which does not, in Management's opinion, accurately depict the Company's true working capital position or its liquidity. These settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs.

  The estimated fair values of Fixed-Price Contracts as of June 30, 2000 and December 31, 1999 are provided below. The associated carrying values of these contracts are equal to the estimated fair values for each period presented.




                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 2000


                                                      June 30,   December 31,
                                                        2000         1999
                                                    -----------  -----------
                                                         (in thousands)
Derivative assets:
  Fixed-price natural gas swaps . . . . . . . . .   $     7,032  $    16,433
  Fixed-price natural gas collars . . . . . . . .         1,070        1,323
  Fixed-price natural gas delivery contracts. . .         3,876        7,921
  Fixed-price crude oil swaps . . . . . . . . . .            --          360
  Interest rate swaps . . . . . . . . . . . . . .         5,607        5,660
Derivative liabilities:
  Fixed-price natural gas swaps . . . . . . . . .       (30,607)      (4,329)
  Fixed-price crude oil swaps . . . . . . . . . .          (305)          --
  Fixed-price natural gas collars . . . . . . . .       (14,856)          --
  Fixed-price natural gas delivery contracts. . .       (57,079)      (9,081)
  Natural gas basis swaps . . . . . . . . . . . .        (1,286)      (3,271)
                                                    -----------  -----------
  Total . . . . . . . . . . . . . . . . . . . . .   $   (86,548) $    15,016
                                                    ===========  ===========

  The fair value of Fixed-Price Contracts as of June 30, 2000 and December 31,
1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with the Company's estimation of contract performance risk and counterparty credit risk. The terms and conditions of the Company's fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to the Company's circumstances.
In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price Contract fair value does not necessarily represent the value a third party would pay to assume the Company's contract positions.

NOTE 3 -- ACQUISITION OF PROPERTIES FROM COSTILLA ENERGY, INC.

  On June 15, 2000, the Company acquired substantially all of the oil and gas properties of Costilla Energy, Inc. for approximately $126 million in cash, net of estimated purchase price adjustments. The acquired properties are comprised of 135 Bcfe of net proved reserves included in 1,011 gross (607 net) producing wells. The Costilla properties are primarily located within the Company's three core operating areas. A substantial portion of the total identified value is contained within fields in which the Company has a significant ownership position, the largest being the SW Speaks field in


                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 2000

Lavaca County, Texas. The purchase price for the Costilla acquisition has been funded through availability under the Company's revolving bank credit facility. See Note 4 -- Common Stock Offering and Pro Forma Balance Sheet.
The acquisition has been accounted for using the purchase method of accounting.

  In connection with the acquisition, the Company entered into two costless collars to hedge a portion of the future production from the properties. The first collar hedges 20 MMcf per day for 2001 at a floor price of $3.13 per MMBtu and a ceiling price of $4.25 per MMBtu. The second collar hedges 20
MMcf per day in 2002 at a floor price of $2.84 per MMBtu and a ceiling price of $3.94 per MMBtu.

NOTE 4 -- COMMON STOCK OFFERING AND PRO FORMA BALANCE SHEET

  On June 28, 2000, the Company sold 2.4 million shares of its common stock at $31.00 per share ($29.53 per share net of underwriting discount) in a public offering. Proceeds from the offering of $70.9 million received in July 2000 were applied to reduce a majority of the indebtedness incurred in connection with the acquisition of properties from Costilla Energy, Inc. In addition, an indirect wholly-owned subsidiary of S.A. Louis Dreyfus et Cie sold 1.6 million shares of the Company's common stock in the offering. Subsequent to the offering, S.A. Louis Dreyfus et Cie through its subsidiaries owned 19.2 million common shares, or approximately 44% of the total issued and outstanding common shares of the Company.

  The pro forma balance sheet as of June 30, 2000 gives effect to the common stock offering as if it had closed on June 30, 2000. Long-term debt has been reduced by $70.9 million and common stock and paid-in capital reflect an increase of $24,000 and $70.8 million, respectively, giving effect to the issuance of the shares and the application of the related net proceeds to long-term debt.

NOTE 5 -- LITIGATION

  The Company is one of numerous defendants in several lawsuits originally filed in 1995, subsequently consolidated with related litigation, and now pending in the 93rd Judicial District Court in Hildago County, Texas.
The lawsuit alleges that the plaintiffs, a group of local landowners and businesses, have suffered damages including, but not limited to, property damage and lost profits of approximately $60 million as the result of hydrocarbon contamination of the groundwater within the city of McAllen, Texas. The lawsuit alleges that gas wells and related pipeline facilities operated by the Company, and other facilities operated by other defendants, caused contamination. In August 1999, the plaintiff's experts produced reports that suggested the Company might be considered a significant contributor to the contamination. The Company's investigation into this matter has not found any leaks or discharges from its facilities. In

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                 JUNE 30, 2000

addition, the Company's investigation has revealed the alleged contamination to be unrelated to the Company's production of natural gas from its facilities. Trial is not anticipated to commence until the second half of 2001 as the plaintiffs have indicated that they are seeking class action status. The Company will vigorously defend its interests in this case.
Results of litigation are inherently unpredictable; however, the Company does not presently expect the ultimate outcome of the case to have a material adverse impact on its financial position or results of operations.

  The Company was a defendant in various other legal proceedings as of June
30, 2000, which are routine and incidental to its business. While the ultimate results of all these proceedings and determinations cannot be predicted with certainty, the Company will vigorously defend its interests and does not presently believe that the outcome of these matters will have a material adverse effect on the Company.

NOTE 6 -- COMPREHENSIVE LOSS

  Components of comprehensive loss for the three-month and the six-month periods ended June 30, 2000 and 1999, are as follows:

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        2000      1999      2000      1999
                                      --------  --------  --------  --------
Net income (loss) . . . . . . . . . . $  9,072  $   (454) $ 17,927  $ (4,275)
Other comprehensive loss, net of tax:
  Reclassification adjustments -
   contract settlements. . . . . . . .   8,628      (747)   10,841    (5,030)
  Change in fixed-price contract
   and other derivative fair value . . (37,453)  (12,451)  (65,163)  (26,931)
                                      --------  --------  --------  --------
Comprehensive loss . . . . . . . . . .$(19,753) $(13,652) $(36,395) $(36,236)
                                      ========  ========  ========  ========

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

  General. Our business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. Our drilling, acquisition and operating activities are geographically concentrated in three core areas: the Permian Region of West Texas, Southeast New Mexico and the San Juan Basin; the Mid-Continent Region of Oklahoma, Kansas and the Panhandle of Texas; and the Gulf Coast Region, which includes South Texas, Offshore Gulf of Mexico, East Texas, Southwest Arkansas and Northern Louisiana (collectively our "Core Areas"). We have significant expertise and we benefit from operational synergies due to the concentration of our properties within these areas. Our capital expenditure plans for 2000 include the investment of approximately $210 million in drilling activities in these Core Areas. See "-- Commitments and Capital Expenditures."

  We reduce exposure to unfavorable changes in oil and gas prices by utilizing long-term physical delivery contracts, energy swaps, collars, futures contracts, basis swaps and option agreements (collectively "Fixed-Price Contracts"). As of June 30, 2000, our Fixed-Price Contracts hedged 175 Bcfe of future production, representing 12% of our estimated total proved reserves at December 31, 1999, at escalating fixed prices. Approximately 27 Bcfe is hedged for the remainder of fiscal 2000. See "Quantitative and Qualitative Disclosures About Market Risk."

  Forward-Looking Statements. All statements made in this document other than purely historical information are "forward-looking statements" within the meaning of the federal securities laws. These statements reflect our current expectations and are based on our historical operating trends, proved reserve and Fixed-Price Contract positions and other currently available information. Forward-looking statements include statements regarding our future drilling plans and objectives and related exploration and development budgets and number and location of planned wells and statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded by or followed by or otherwise include the words "believes", "expects", "anticipates", "intends", "plans", "estimates", "projects", or similar expressions or statements that certain events "will" or "may" occur. These statements assume that no significant changes will occur in the operating environment for our oil and gas properties and that there will be no material acquisitions or divestitures except as otherwise described.

  The forward-looking statements are subject to all the risks and uncertainties incident to the acquisition, exploration, development and marketing of oil and natural gas reserves, including the risks described in this document and in our Annual Report filed on Form 10-K for the year ended

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

December 31, 1999. These risks include, but are not limited to, commodity price, counterparty, environmental, drilling, reserves, operations and production rates. We may also make material acquisitions or divestitures, modify our Fixed-Price Contract positions or enter into financing transactions. None of these events can be predicted with certainty and are not taken into consideration in the forward-looking statements.

  Statements concerning Fixed-Price Contract, interest rate swap and other financial instrument fair values and their estimated contribution to our future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market prices for oil and gas and market interest rates are subject to significant volatility.

  For all of these reasons, our actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions we have used are necessarily the most likely. We will not update any forward-looking statements to reflect events or circumstances occurring after the date the statement is made.

  Certain Definitions. As used herein, the abbreviations listed below are defined as follows:

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.
Bcf.     Billion cubic feet.
Bcfe. Billion cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
BBtu.    Billion Btus.
Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
EBITDAX. EBITDAX is defined in this document as income (loss) before interest expense, income taxes, depreciation, depletion and amortization, impairment, exploration costs and change in derivative fair value.
         We believe that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.
MBbls.   Thousand barrels.
Mcf.     Thousand cubic feet.
Mcfe. Thousand cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.

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

  Selected Operating Data. The following table provides certain operating data relating to our results of operations.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                                                     Three Months Ended   Six Months Ended
                                                          June 30,            June 30,
                                                     ------------------  ------------------
                                                       2000      1999      2000      1999
                                                     --------  --------  --------  --------
OIL AND GAS SALES: (M$)
Wellhead oil sales . . . . . . . . . . . . . . . . . $ 18,947  $ 11,800  $ 37,890  $ 20,028
Effect of Fixed-Price Contract settlements (1) . . .   (2,616)       --    (5,280)       --
                                                     --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . . . . . . . . $ 16,331  $ 11,800  $ 32,610  $ 20,028
                                                     ========  ========  ========  ========
Wellhead natural gas sales . . . . . . . . . . . . . $ 96,775  $ 55,801  $166,294  $ 98,317
Effect of Fixed-Price Contract settlements (1) . . .  (13,985)    2,705   (12,420)   10,116
                                                     --------  --------  --------  --------
Total natural gas sales. . . . . . . . . . . . . . . $ 82,790  $ 58,506  $153,874  $108,433
                                                     ========  ========  ========  ========
PRODUCTION:
Oil production (MBbls) . . . . . . . . . . . . . . .      690       760     1,389     1,502
Natural gas production (MMcf). . . . . . . . . . . .   28,373    26,625    55,961    52,093
Net equivalent production (MMcfe). . . . . . . . . .   32,513    31,183    64,295    61,105

Percent of oil production hedged by Fixed-Price
 Contracts (%) . . . . . . . . . . . . . . . . . . .      73%        --       72%        --
Percent of gas production hedged by Fixed-Price
 Contracts (%) . . . . . . . . . . . . . . . . . . .      68%       72%       49%       54%
AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price . . . . . . . . . . . . . . . . . . $  27.46  $  15.53  $  27.28  $  13.33
  Effect of Fixed-Price Contract settlements (1) . .    (3.79)       --     (3.80)       --
                                                     --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . . . . . . $  23.67  $  15.53  $  23.48  $  13.33
                                                     ========  ========  ========  ========
Natural gas price (per Mcf):
  Wellhead price . . . . . . . . . . . . . . . . . . $   3.41  $   2.10  $   2.97  $   1.89
  Effect of Fixed-Price Contract settlements (1) . .     (.49)      .10      (.22)      .19
                                                     --------  --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . . . . . . $   2.92  $   2.20  $   2.75  $   2.08
                                                     ========  ========  ========  ========
 Average sales price (per Mcfe). . . . . . . . . . . $   3.05  $   2.25  $   2.90  $   2.10
OPERATING AND OVERHEAD COSTS: (per Mcfe)
Lease operating expenses . . . . . . . . . . . . . . $    .40  $    .40  $    .40  $    .41
Production taxes . . . . . . . . . . . . . . . . . .      .20       .11       .17       .10
General and administrative . . . . . . . . . . . . .      .17       .19       .18       .19
                                                     --------  --------  --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . . . $    .77  $    .70  $    .75  $    .70
                                                     ========  ========  ========  ========
Cash operating margin (per Mcfe) (2) . . . . . . . . $   2.28  $   1.55  $   2.15  $   1.40
Depreciation, depletion and amortization -
 oil and gas (per Mcfe). . . . . . . . . . . . . . . $    .88  $    .89  $    .90  $    .89

(1)  -  Represents the realized hedging results from our Fixed-Price Contracts.  See
        "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."
        These amounts do not include any change in derivative fair value included in results of operations for the respective period.
(2)  -  Cash operating margin is defined as oil and gas sales less lease operating expenses, production taxes and general and administrative costs.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1999
  Net Income (Loss) and Cash Flows from Operating Activities. For the quarter ended June 30, 2000, we realized net income of $9.1 million, or $.22 per share, on total revenue of $88.0 million. This compares to a net loss of $.5 million, or $.01 per share, on total revenue of $62.4 million for the second quarter of 1999. Earnings results for the second quarter of 2000 were bolstered by higher natural gas production and sharply higher prices, but were negatively impacted by an $11.9 million non-cash loss related to SFAS 133 derivative accounting rules. Net income excluding the non-cash impact of SFAS 133 derivative accounting was $16.5 million, or $.39 per share, for the second quarter of 2000 and $4.4 million or $.11 per share, for the second quarter of 1999. The third quarter of 2000 will reflect the reversal of $14.0 million of previously recorded unrealized losses in change in derivative fair value in the statement of operations as the underlying contracts settle. Also affecting earnings results for the second quarter of 2000 was a $4.6 million nonrecurring, noncash impairment charge ($2.8 million after tax, or $.07 per share) relating to downward reserve revisions for two small single-well offshore fields.

  Cash flows from operating activities (before working capital changes) for the second quarter of 2000 grew 69% to a record $64.9 million compared to $38.5 million for the second quarter of 1999. EBITDAX for the quarter ended June 30, 2000 improved 53% to $74.9 million, also a record. This compares to EBITDAX of $48.9 million for the prior year quarter. The increases in operating cash flows and EBITDAX for the current year quarter were also principally the result of higher oil and gas prices and higher gas production. Cash flows provided by operating activities after consideration of the net change in working capital increased to $64.6 million from the $27.5 million reported for the second quarter of 1999.

  Production. We produced 32.5 Bcfe for the second quarter of 2000 compared to 31.2 Bcfe for the prior year second quarter, an increase of 4%. Gas production increased to 28.4 Bcf compared to 26.6 Bcf for the second quarter of 1999, an increase of 7%. Oil production for the second quarter of 2000 decreased 9% to 690 MBbls compared to 760 Mbbls for the prior-year second quarter.

  Oil and Gas Prices. On a natural gas equivalent basis, we received an average price of $3.05 per Mcfe for the quarter ended June 30, 2000, an increase of 36% from the $2.25 per Mcfe received for the second quarter of 1999. Our gas production yielded an average price of $2.92 per Mcf, an increase of 33% compared to $2.20 per Mcf for the prior-year second quarter. Our average gas price for the 2000 second quarter was reduced $.49 per Mcf as a result of our price risk management activities. The average gas price for the second quarter of 1999 increased $.10 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the second quarter of 2000 was $23.67 per Bbl, an increase of 52% from the

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

$15.53 per Bbl received for the prior-year second quarter. The average oil price for the second quarter of 2000 was reduced $3.79 per Bbl as a result of our hedging activities. No fixed-price oil contracts were in effect during the second quarter of 1999.

  The combination of higher gas production and higher gas prices increased gas sales to $82.8 million for the second quarter of 2000 compared to $58.5 million for the second quarter of 1999. The net effect of higher oil prices and lower oil production increased oil sales to $16.3 million compared to $11.8 million reported for the prior-year quarter. The impact of Fixed-Price Contract settlements for each period was to decrease oil and gas sales by $16.6 million for the quarter ended June 30, 2000 and to increase gas sales by $2.7 million for the quarter ended June 30, 1999. See "Quantitative and Qualitative Disclosures About Market Risk."

  Change in Derivative Fair Value. Change in derivative fair value for the second quarter of 2000 was a net loss of $11.9 million, which included a $9.3 million loss associated with certain derivatives not qualifying as hedges, $.5 million of net losses relating to the ineffective portion of derivatives which qualified as hedges, and a $2.1 million loss relating to the reversal of contract fair value gains and losses recognized in earnings prior to actual cash settlement. Change in derivative fair value for the second quarter of 1999 was a net loss of $8.1 million, which included $8.8 million of losses associated with certain derivatives not qualifying as hedges, $1.0 million of net gains relating to the ineffective portion of derivatives which qualified as hedges, and $.3 million of losses relating to the reversal of contract fair value gains and losses recognized in earnings prior to actual cash settlement. Despite certain contracts failing the effectiveness guidelines of SFAS 133 from time to time, our Fixed-Price Contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

  Other Income. Other income for the second quarters of 2000 and 1999 was $.8 million and $.3 million, respectively.

  Operating Costs. Operating costs for the second quarter of 2000 were comprised of $13.1 million of lease operating expenses and $6.4 million of production taxes. This compares to $12.3 million of lease operating expenses and $3.5 million of production taxes for the second quarter of 1999. The increase in production taxes is primarily the result of higher oil and gas prices in the second quarter of 2000. Lease operating expenses on a natural gas equivalent unit of production basis remained constant at $.40 per Mcfe for the three months ended June 30, 2000 and 1999.

  General and Administrative Expense. General and administrative expense ("G&A") for the second quarter of 2000 was $5.6 million, a decrease of 3% from the prior-year second quarter amount of $5.8 million. This decrease is primarily attributable to increased overhead recoveries for the current period. On a natural gas equivalent unit of production basis, G&A decreased

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

to $.17 per Mcfe for the 2000 second quarter compared to $.19 per Mcfe for the 1999 second quarter.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $4.0 million for the quarter ended June 30, 2000, compared to $2.2 million for the second quarter of 1999. The 2000 amount consists of $1.0 million of dry hole costs, $2.5 million of seismic acquisition and other geological and geophysical costs and $.5 million of leasehold costs. The 1999 amount consists of $.6 million of dry hole costs, $.5 million of seismic acquisition costs and other geological and geophysical costs and $1.1 million of leasehold costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization ("DD&A") for the second quarter of 2000 was $29.8 million compared to $29.1 million for the prior-year second quarter. This slight increase in DD&A is attributable to an increase in production. The oil and gas DD&A rate per equivalent unit of production was $.88 for the 2000 second quarter compared to $.89 for the second quarter of 1999.

  Impairment. For the quarter ended June 30, 2000, an impairment charge of $4.6 million was recorded due to downward reserve revisions for two single-well offshore fields drilled in 1998. There was no impairment charge recorded for the second quarter of 1999. We are unaware of any other fields which may be impaired because of performance or other reasons. However, future impairments may be recognized as a result of numerous factors, all of which are beyond our ability to control or predict.

  Interest Expense. Interest expense for the second quarter of 2000 was $9.9 million compared to $10.2 million for the second quarter of 1999. The net impact of interest rate swaps in effect for each period was to decrease interest expense by $.4 million in the second quarter of 2000 and to increase interest expense by $.1 million for the prior year second quarter. See "Capital Resources and Liquidity Credit Facility."

  Income Taxes. For the second quarter of 2000, a tax provision of $5.6 million was recorded on pretax income of $14.6 million, an effective rate of 38%. This compares to a tax benefit of $.3 million on a pretax loss of $.8 million, an effective rate of 40%, for the second quarter of 1999. The effective rate for the second quarter of 1999 was higher than the statutory rate primarily due to the effect of permanent differences created by differences in the book and tax bases of acquired assets.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1999
  Net Income (Loss) and Cash Flows from Operating Activities. We realized net income of $17.9 million, or $.43 per dilutive share, on total revenue of $168.5 million for the six months ended June 30, 2000. This compares with a

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

net loss of $4.3 million, or $.11 per share, on total revenue of $119.5 million for the six months ended June 30, 1999. Earnings results for the first six months of 2000 were negatively impacted by a $20.1 million non-cash loss related to SFAS 133 derivative accounting, $14.0 million of which will reverse as a gain in the third quarter of 2000 as the corresponding cash settlements occur. Net income excluding the non-cash impact of SFAS 133 derivative accounting was $30.4 million, or $.74 per share, for the first six months of 2000, and $2.4 million, or $.06 per share, for the six months ended June 30, 1999. Cash flows from operating activities (before working capital changes) for the first six months of 2000 were $120.0 million, compared to $67.1 million for the first six months of 1999, an increase of 79%. The increase in operating cash flows for the current year six-month period was primarily the result of higher oil and gas prices and higher gas production in relation to the first six months of 1999. Cash flows provided by operating activities after consideration of the net change in working capital increased to $116.4 million from the $60.4 million reported for the second quarter of 1999, primarily for the same reasons. EBITDAX for the first six months of 2000 was $140.3 million, compared to $87.6 million for the comparable period of 1999, an increase of 60%.

  Production. Total production for the first six months of 2000 was 64.3 Bcfe compared to 61.1 Bcfe for the comparable prior-year period, an increase of 5%. Gas production increased to 56.0 Bcf compared to 52.1 Bcf for the first half of 1999, an increase of 7%. Oil production for the first six months of 2000 decreased 8% to 1.4 MMBbls compared to 1.5 MMBbls for the first six months of 1999.

  Oil and Gas Prices. On a natural gas equivalent basis, we received an average price of $2.90 per Mcfe for the first six months of 2000, an increase of 38% from the $2.10 per Mcfe received for the first six months of 1999. Gas production yielded an average price of $2.75 per Mcf, an increase of 32% compared to $2.08 per Mcf for the prior-year six-month period. The average gas price for the first six months of 2000 was reduced $.22 per Mcf as a result of Fixed-Price Contracts. The average gas price for the first six months of 1999 was enhanced $.19 per Mcf as a result of the Fixed-Price Contracts in effect for that period. The average oil price for the first half of 2000 was $23.48 per Bbl compared to $13.33 per Bbl for the first half of 1999, an increase of 76%. Fixed-Price Contracts in effect during the first six months of 2000 decreased the average oil price by $3.80 per Bbl. No fixed-price oil contracts were in effect during the first six months of 1999.

  The combined effect of higher gas production and higher gas prices increased gas sales to $153.9 million for the first six months of 2000 compared to $108.4 million for the first six months of 1999. The net effect of lower oil production and higher oil prices increased oil sales to $32.6 million compared to $20.0 million reported for the prior-year six-month period. The impact of Fixed-Price Contract settlements for each period was to decrease oil and gas sales by $17.7 million for the six months ended June 30, 2000 and to increase

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

oil and gas sales by $10.1 million for the six months ended June 30, 1999. See "Quantitative and Qualitative Disclosures About Market Risk."

  Change in Derivative Fair Value. Change in derivative fair value for the six months ended June 30, 2000 was a net loss of $20.1 million which was comprised of a $16.2 million loss associated with certain derivatives not qualifying as hedges, $.5 million of net gains relating to the ineffective portion of derivatives which qualified as hedges, and $4.4 million of losses relating to the reversal of contract fair value gains and losses recognized in earnings prior to actual cash settlement. Change in derivative fair value for the six months ended June 30, 1999 was a net loss of $11.1 million which included a $6.7 million loss associated with certain derivatives not qualifying as hedges, $1.3 million of net gains relating to the ineffective portion of derivatives which qualified as hedges, and $5.7 million of losses relating to the reversal of contract fair value gains and losses recognized in earnings prior to actual cash settlement. Despite certain Fixed-Price Contracts failing the effectiveness guidelines of SFAS 133 from time to time, our Fixed-Price Contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

  Other Income. Other income for the first six months of 2000 and 1999 was $2.1 million and $2.2 million, respectively.

  Operating Costs. Operating costs for the first six months of 2000 were comprised of $25.8 million of lease operating expenses and $10.8 million of production taxes. This compares to $25.3 million of lease operating expenses and $6.1 million of production taxes for the first six months of 1999. The increase in production taxes is principally attributable to higher oil and gas prices. Lease operating expenses on a natural gas equivalent unit of production basis improved to $.40 per Mcfe compared to $.41 per Mcfe for the six months ended June 30, 1999.

  General and Administrative Expense. G&A for the first six months of 2000 was $11.7 million, comparable to the $11.6 million reported for the first six months of 1999. On a natural gas equivalent unit of production basis, G&A decreased to $.18 per Mcfe for the first six months of 2000 compared to $.19 per Mcfe for the first six months of 1999.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, exploratory dry holes and leasehold impairment costs, were $7.3 million for the six months ended June 30, 2000, compared to $6.2 million for the six months ended June 30, 1999. The 2000 amount consists of $1.1 million of dry hole costs, $3.4 million of seismic acquisition and other geological and geophysical costs and $2.8 million of leasehold costs. The 1999 amount consists of $1.1 million of dry hole costs, $1.3 million of seismic acquisition and other geological and geophysical costs and $3.8 million of leasehold costs.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Depreciation, Depletion and Amortization. DD&A for the first half of 2000 was $60.1 million compared to $57.2 million for the first half of 1999. This increase in DD&A is attributable to an increase in the oil and gas DD&A rate and higher production. The oil and gas DD&A rate per equivalent unit of production was $.90 for the first six months of 2000 compared to $.89 for the first six months of 1999. This increase was primarily the result of an increase in production from certain higher cost properties.

  Impairment. For the six month period ended June 30, 2000, an impairment charge of $4.6 million was recorded due to downward reserve revisions for two single-well offshore fields drilled in 1998. There was no impairment charge recorded for the first six months of 1999. We are unaware of any other fields which may be impaired because of performance or other reasons. However, future impairments may be recognized as a result of numerous factors, all of which are beyond our ability to control or predict.

  Interest Expense. Interest expense for the six months ended June 30, 2000 was $19.3 million compared to $20.2 million for the six months ended June 30, 1999. The net impact of interest rate swaps in effect for the first six months of 2000 and 1999 was to decrease interest expense by $.8 million and increase interest expense by $.2 million, respectively. See "Capital Resources and Liquidity Credit Facility."

  Income Taxes. For the first half of 2000, a tax provision of $11.0 million was recorded on pretax income of $28.9 million, an effective rate of 38%. This compares to a tax benefit of $2.9 million provided on a pretax loss of $7.1 million, an effective rate of 40%, for the first half of 1999. The effective rate for the first six months of 1999 was higher than the statutory rate primarily due to the effect of permanent differences created by differences in the book and tax bases of acquired assets.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. Our business of acquiring, exploring and developing oil and gas properties is capital intensive. Our ability to grow our reserve base is contingent, in part, upon the ability to generate cash flows from operating activities and to access outside sources of capital to fund our investing activities. For the six months ended June 30, 2000 and 1999, we expended $257.7 million and $89.9 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow we invested during each six-month period. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the six months ended June 30, 2000 and 1999 were $120.0 million and $67.1 million, representing 47% and 75%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in reduction of cash flows from operating activities, which in turn could impact

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

the amount of capital investment.

  Cash flows from financing activities for the first six months of 2000 reflected a net source of cash of $126.8 million compared to a $29.0 million source of cash for the first six months of 1999. This increase is related to borrowings made during the period to temporarily fund the acquisition of properties from Costilla Energy, Inc., discussed below. Historically, we have relied upon availability under various revolving bank credit facilities and proceeds from the issuance of senior and subordinated notes to fund our investing activities.

  Credit Facility. We have a revolving credit facility (the "Credit Facility") with a syndicate of banks which provides up to $450 million in borrowings (the "Commitment"). Letters of credit are limited to $75 million of this availability. The Credit Facility allows us to draw on the full $450 million credit line without restrictions tied to periodic revaluations of our oil and gas reserves provided we continue to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the Credit Facility prior to termination on October 14, 2002. We have relied upon the Credit Facility to provide funds for acquisitions and drilling activities, and to provide letters of credit to meet margin requirements under Fixed-Price Contracts. As of June 30, 2000, there was $385.6 million of principal and $41.8 million of letters of credit outstanding under the Credit Facility. See " -- Common Stock Offering."

  We have the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the Credit Facility are subject to a sliding scale based on our senior debt credit rating. At June 30, 2000, the applicable interest rate was LIBOR plus 30 basis points. The Credit Facility also requires the payment of a facility fee equal to 15 basis points of the Commitment. The average interest rate for borrowings under the Credit Facility was 6.9% as of June 30, 2000. Including the effect of interest rate swaps which hedge a portion of the interest rate exposure attributable to this facility, the effective interest rate was 6.4%. See the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of our interest rate swaps. The Credit Facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require us to meet certain financial tests. Borrowings under the Credit Facility are unsecured.

  Other Lines of Credit. We have certain other uncommitted lines of credit which aggregated $30.1 million as of June 30, 2000. These short-term lines of credit are unsecured and primarily used to meet margin requirements under

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Fixed-Price Contracts and for working capital purposes. As of June 30, 2000, there was $3.0 million of indebtedness and $.1 million of letters of credit outstanding under these credit lines. Repayment of indebtedness thereunder is expected to be made through Credit Facility availability.

  6 7/8% Senior Notes due 2007. In December 1997, we issued $200 million principal amount, $198.8 million net of discount, of 6 7/8% Senior Notes due 2007. Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and our ability to enter into sale and leaseback transactions.

  9 1/4% Subordinated Notes due 2004. In June 1994, we issued $100 million principal amount, $98.5 million net of discount, of 9 1/4% Senior Subordinated Notes due 2004 (the "Subordinated Notes"). Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the Subordinated Notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets. In the second quarter of 2000, we repurchased $6.3 million face value of the Subordinated Notes in the open market, leaving $93.7 million principal amount outstanding at June 30, 2000.

  Common Stock Offering. On June 28, 2000, we sold 2.4 million shares of our common stock at $31.00 per share ($29.53 per share net of underwriting discount) in a public offering. Proceeds from the offering of $70.9 million received in July 2000 were applied to reduce a majority of the indebtedness incurred in connection with the acquisition of properties from Costilla Energy, Inc. described below. In addition, an indirect wholly-owned subsidiary of S.A. Louis Dreyfus et Cie sold 1.6 million shares of our common stock in the offering. Subsequent to the offering, S.A. Louis Dreyfus et Cie through its subsidiaries owned 19.2 million of our common shares, or approximately 44% of the total issued and outstanding common shares.

  We believe that the borrowing capacity available under the Credit Facility, combined with our internally generated operating cash flows, will be adequate to finance the capital expenditure program planned for the balance of 2000, and to meet margin requirements under Fixed-Price Contracts. See "Commitments and Capital Expenditures" and "Quantitative and Qualitative Disclosures About Market Risk."

  At June 30, 2000, we had negative working capital of $64.6 million and a current ratio of .6 to 1. This working capital deficit is the result of recording the fair value of Fixed-Price Contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. Because present accounting rules do not, provide for the accrual of the future cash flow transactions the contracts were designed to hedge, an apparent working capital deficit is

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

created which does not, in our opinion, accurately depict our true working capital position or liquidity. These settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs. Short-term liquidity has actually improved as a result of the increase in oil and gas prices. Excluding the current portion of Fixed-Price Contracts from current assets and liabilities, working capital was a negative $1.1 million and the current ratio was 1.0 to 1. Total long-term debt outstanding at June 30, 2000 was $681.7 million. Long-term debt as a percentage of total capitalization was 59%. Giving pro forma effect to the common stock offering previously discussed as if it had closed on June 30, 2000, total long-term debt was $610.8 million and long-term debt as a percentage of total capitalization was 53%.

COMMITMENTS AND CAPITAL EXPENDITURES
  Our primary business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the six months ended June 30, 2000, we invested $102.4 million in development activities and $23.4 million on exploration activities. This expenditure level resulted in the drilling of 190 development wells and five exploratory wells. Of these wells, 180 development wells and four exploratory wells were successfully completed as producers, for a completion success rate of 95% and 80%, respectively (an overall success rate of 94%). In addition, we invested $131.9 million in proved oil and gas property acquisitions during the first six months of 2000. The more significant transaction involved the acquisition of proved and unproved oil and gas properties from Costilla Energy, Inc. in June 2000. The Costilla properties consisted of 135 Bcfe of net proved reserves contained within 1,011 gross (607 net) producing wells. The acquired properties are primarily located within our Core Areas. The $126 million purchase price, net of estimated purchase price adjustments, has been funded initially through availability under the revolving bank credit facility. See "Capital Resources and Liquidity -- Common Stock Offering." The acquisition has been accounted for using the purchase method of accounting. For the balance of 2000, we currently plan to invest an additional $88 million in connection with our drilling program focused principally in our Core Areas. Actual levels of drilling and acquisition expenditures may vary due to many factors, including drilling results, new drilling opportunities, oil and natural gas prices and acquisition opportunities.

  We continue to actively search for additional attractive oil and gas property acquisitions, but are not able to predict the timing or amount of additional capital expenditures which may ultimately be employed in acquisitions during 2000.

OUTLOOK FOR FISCAL 2000
  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook for Fiscal Year 2000" included

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

in our Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of estimates. Subject to the uncertainties identified in "Forward-Looking Statements" and the closing of the Costilla acquisition and the common stock offering as described herein, no material modifications to previously disclosed estimates are deemed necessary.

                         LOUIS DREYFUS NATURAL GAS CORP.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL
  Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas and changes in market interest rates. To mitigate a portion of our exposure to adverse market changes, we entered into Fixed-Price Contracts and interest rate swaps. Each Fixed-Price Contract and interest rate swap has been entered into as a hedge of oil and gas price risk or interest rate risk and not for trading purposes. Information regarding our market exposures, Fixed-Price Contracts, interest rate swaps and certain other financial instruments is provided below. All information is presented in U.S. Dollars.

FIXED-PRICE CONTRACTS
  Description of Contracts. Our Fixed-Price Contracts are comprised of long-term physical delivery contracts, energy swaps, collars, futures contracts and basis swaps. These contracts allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production and benefit us when market prices are less than the fixed prices provided in the Fixed-Price Contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. For the years ended December 31, 1999, 1998 and 1997, Fixed-Price Contracts hedged 55%, 50% and 60%, respectively, of our gas production and 19%, 16% and 33%, respectively, of our oil production. For the six months ended June 30, 2000, Fixed-Price Contracts hedged 49% of our natural gas production and 72% of our oil production. As of June 30, 2000, Fixed-Price Contracts are in place to hedge 175 Bcfe of our estimated future gas and oil production; 27 Bcfe are hedged for the remainder of fiscal 2000.

  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for a more detailed discussion of the Fixed-Price Contracts.

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales and future net revenues attributable to the Fixed-Price Contracts as of June 30, 2000. We expect the prices to be realized for our hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts and the price received at the wellhead for our production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by Fixed-Price Contracts and forward market prices as of June 30, 2000, as adjusted for basis. Future net revenues change with changes in market prices and basis.

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

FIXED-PRICE CONTRACTS
                              Six
                             Months
                             Ending
                            December         Years Ending December 31,        Balance
                               31,    --------------------------------------  through
                              2000      2001      2002      2003      2004     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS:
Contract volumes (BBtu) . .    9,299     7,840     6,697     5,650     5,650   12,133     47,269
Weighted-average fixed
  price per MMBtu (1). . .  $   2.46  $   2.46  $   2.65  $   2.92  $   3.12 $   3.36  $    2.85
Future fixed-price sales .  $ 22,864  $ 19,281  $ 17,766  $ 16,492  $ 17,608 $ 40,821  $ 134,832
Future net
  revenues (losses) (2). .  $(18,550) $ (9,526) $ (2,874) $    121  $  1,595 $  6,558  $ (22,676)
NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS:
Contract volumes (BBtu). .     8,411    17,211    17,086    14,216     6,030   41,321    104,275
Weighted-average fixed
  price per MMBtu (1). . .  $   2.30  $   2.36  $   2.43  $   2.50  $   2.45 $   2.93  $    2.62
Future fixed-price sales .  $ 19,324  $ 40,628  $ 41,568  $ 35,477  $ 14,788 $121,209  $ 272,994
Future net
  revenues (losses) (2). .  $(17,308) $(21,006) $ (9,508) $ (4,455) $ (1,977)$    201  $ (54,053)
NATURAL GAS COLLARS:
Contract volumes (BBtu):
  Floor. . . . . . . . . .     4,140     7,300     7,300        --        --       --     18,740
  Ceiling. . . . . . . . .     8,280     7,300     7,300        --        --       --     22,880
Weighted-average fixed
 price per MMBtu (1):
  Floor. . . . . . . . . .  $   2.48  $   3.13  $   2.84  $     --  $     -- $     --  $    2.87
  Ceiling. . . . . . . . .  $   2.80  $   4.25  $   3.94  $     --  $     -- $     --  $    3.63
Future fixed-price sales
 (at ceiling). . . . . . .  $ 23,184  $ 31,025  $ 28,762  $     --  $     -- $     --  $  82,971
Future net
  revenues (losses) (2). .  $(13,968) $   (628) $    810  $     --  $     -- $     --  $ (13,786)
TOTAL NATURAL GAS
 CONTRACTS (3):
Contract volumes (BBtu). .    25,990    32,351    31,083    19,866    11,680   53,454    174,424
Weighted-average fixed
  price per MMBtu (1). . .  $   2.52  $   2.81  $   2.83  $   2.62  $   2.77 $   3.03  $    2.81
Future fixed-price sales .  $ 65,372  $ 90,934  $ 88,096  $ 51,969  $ 32,396 $162,030  $ 490,797
Future net
  revenues (losses) (2). .  $(49,826) $(31,160) $(11,572) $ (4,334) $   (382)$  6,759  $ (90,515)
CRUDE OIL SWAPS:
Contract volumes (MBbls) .       155        --        --        --        --       --        155
Weighted-average fixed
 price per Bbl (1) . . . .  $  30.52  $     --  $     --  $     --  $     --  $    --  $   30.52
Future fixed-price sales .  $  4,731  $     --  $     --  $     --  $     --  $    --  $   4,731
Future net
  revenues (losses) (2). .  $   (307) $     --  $     --  $     --  $     --  $    --  $    (307)

(1)  -  We expect the prices to be realized for our hedged production to vary from the prices shown due to basis.
(2)  -  Future net revenues as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.
(3)  -  Does not include basis swaps with notional volumes by year, as follows: 2000 - 10.5 Tbtu;
        2001 - 9.4 TBtu; and 2002 - 5.5 TBtu.

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

  The estimates of future net revenues (losses) from Fixed-Price Contracts are computed based on the difference between the prices provided by the Fixed-Price Contracts and forward market prices as of the specified date. The market for natural gas beyond a five year horizon is illiquid and published market quotations are not available. We have relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine future net revenue estimates. Forward market prices for natural gas are dependent upon supply and demand factors in the forward market and are subject to significant volatility. The future net revenue estimates shown above are subject to change as forward market prices change.
  The estimated fair values of our Fixed-Price Contracts as of June 30, 2000 and December 31, 1999 are provided below. The associated carrying values of these contracts are equal to the estimated fair values for each period presented.

                                                      June 30,   December 31,
                                                        2000         1999
                                                    -----------  -----------
                                                         (in thousands)
Derivative assets:
  Fixed-price natural gas swaps . . . . . . . . .   $     7,032  $    16,433
  Fixed-price natural gas collars . . . . . . . .         1,070        1,323
  Fixed-price natural gas delivery contracts. . .         3,876        7,921
  Fixed-price crude oil swaps . . . . . . . . . .            --          360
  Interest rate swaps . . . . . . . . . . . . . .         5,607        5,660
Derivative liabilities:
  Fixed-price natural gas swaps . . . . . . . . .       (30,607)      (4,329)
  Fixed-price crude oil swaps . . . . . . . . . .          (305)          --
  Fixed-price natural gas collars . . . . . . . .       (14,856)          --
  Fixed-price natural gas delivery contracts. . .       (57,079)      (9,081)
  Natural gas basis swaps . . . . . . . . . . . .        (1,286)      (3,271)
                                                    -----------  -----------
  Total . . . . . . . . . . . . . . . . . . . . .   $   (86,548) $    15,016
                                                    ===========  ===========

  The fair value of Fixed-Price Contracts as of June 30, 2000 and December 31,
1999 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with our estimation of contract performance risk and counterparty credit risk. The terms and conditions of fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to our circumstances. In addition, the determination of market prices for natural gas beyond a five year horizon is subject to significant judgment and estimation. As a result, the Fixed-Price

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Contract fair value does not necessarily represent the value a third party would pay to assume our contract positions.

INTEREST RATE SENSITIVITY   We have entered into interest rate swaps to hedge
the interest rate exposure associated with borrowings under the Credit
Facility.  As of June 30, 2000, the interest rate has been hedged for average notional amounts of $125 million for the balance of 2000, and $125 million and
$94 million for the years ending December 31, 2001 and 2002, respectively.
Under the interest rate swaps, we receive the LIBOR three-month rate (6.8% at
June 30, 2000) and pay an average rate of 5.0% for the balance of 2000 and all of 2001 and 2002.  The notional amounts are less than the maximum amount anticipated to be outstanding under the Credit Facility in these years.

  Reference is made to our Annual Report on Form 10-K for the year ended
December 31, 1999 for an expanded discussion of the interest rate swaps.




































                         LOUIS DREYFUS NATURAL GAS CORP.
                          PART II.  OTHER INFORMATION

ITEM 1 -- NONE

ITEM 2 -- NONE

ITEM 3 -- NONE

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  The 2000 Annual Meeting of Shareholders was held on May 16, 2000. The following were submitted to a vote of shareholders:

  1. The election of twelve directors for the ensuing year and until their successors are duly elected and qualified. The results of the election for each director are as follows:

  Gerard Louis-Dreyfus      34,030,359 votes for; 3,051,050 votes withheld; 0
                            votes abstaining
  Simon B. Rich, Jr.        36,830,285 votes for; 251,124 votes withheld; 0
                            votes abstaining
  Mark Andrews              36,916,900 votes for; 164,509 votes withheld; 0
                            votes abstaining
  Mark E. Monroe            36,830,941 votes for; 250,468 votes withheld; 0
                            votes abstaining
  Richard E. Bross          36,843,241 votes for; 238,168 votes withheld; 0
                            votes abstaining
  Daniel R. Finn, Jr.       33,600,861 votes for; 3,480,548 votes withheld; 0
                            votes abstaining
  Peter G. Gerry            34,035,187 votes for; 3,046,222 votes withheld; 0
                            votes abstaining
  John H. Moore             36,916,346 votes for; 165,063 votes withheld; 0
                            votes abstaining
  James R. Paul             36,917,644 votes for; 163,765 votes withheld; 0
                            votes abstaining
  Ernest F. Steiner         33,817,771 votes for; 3,263,638 votes withheld; 0
                            votes abstaining
  Nancy K. Quinn            36,917,196 votes for; 164,213 votes withheld; 0
                            votes abstaining
  E. William Barnett        36,904,598 votes for; 176,811 votes withheld; 0
                            votes abstaining

  2. The approval of the Louis Dreyfus Natural Gas Corp. 2000 Employee Stock
     Purchase Plan. The results of the shareholder vote included 36,686,998 votes for; 145,736 votes against; and 12,075 abstaining.

  3. Ratification of the selection of Ernst & Young as independent auditors for the year ending December 31, 2000. The results of the shareholder vote included 36,836,944 votes for; 3,753 votes against; and 4,112 votes abstaining.




                         LOUIS DREYFUS NATURAL GAS CORP.
                    PART II.  OTHER INFORMATION (continued)

ITEM 5 -- NONE

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     27.1 -- Financial Data Schedule

(b)  Reports on Form 8-K:
     A Form 8-K dated June 15, 2000 disclosing under Item 2 the acquisition of substantially all of the oil and gas properties of Costilla Energy, Inc., under Item 5 the planned underwritten public offering of common stock by the Company and by its principal shareholder, and under Item 7 the Asset
     Purchase Agreement by and between Costilla Energy, Inc. as seller and Louis Dreyfus Natural Gas Corp. as buyer.

     A Form 8-K dated June 28, 2000 disclosing under Item 5 the underwriting agreement executed in connection with the underwritten public offering of common stock consisting of 2,400,000 shares sold by the Company, and 1,600,000 shares sold by an indirect wholly owned subsidiary of its principal shareholder, S.A. Louis Dreyfus et Cie.

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


                             LOUIS DREYFUS NATURAL GAS CORP.
                             ---------------------------------------
                             (Registrant)



Date: August 14, 2000        /s/  Jeffrey A. Bonney
                             ---------------------------------------
                             Jeffrey A. Bonney
                             Executive Vice President and
                             Chief Financial Officer

