Form 10-Q
period 2001-03-31
LOUIS DREYFUS NATURAL GAS CORP
filed 2001-05-10
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

43,927,231 shares of common stock, $.01 par value, issued and outstanding at May 8, 2001.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               TABLE  OF  CONTENTS





PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1 --  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  March 31, 2001 and December 31, 2000 . . . . . . . . . . . . . . . . . 3
Consolidated Statements of Income:
  Three months ended March 31, 2001 and 2000 . . . . . . . . . . . . . . 5
Consolidated Statements of Cash Flows:
  Three months ended March 31, 2001 and 2000 . . . . . . . . . . . . . . 6
Condensed Notes to Consolidated Financial Statements . . . . . . . . . . 7

Item 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . 11

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 19

PART  II.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . 23

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S

                                                    March 31,    December 31,
                                                      2001           2000
                                                 -------------  -------------
                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . $       1,953  $       2,799
Receivables:
  Oil and gas sales. . . . . . . . . . . . . . .       108,269        109,488
  Joint interest and other, net. . . . . . . . .         8,788          9,098
  Income taxes . . . . . . . . . . . . . . . . .            --          9,276
Fixed-price contracts and other derivatives. . .        12,899          1,004
Prepaids and other . . . . . . . . . . . . . . .         3,015          4,623
                                                 -------------  -------------
  Total current assets . . . . . . . . . . . . .       134,924        136,288
                                                 -------------  -------------
PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . . . .     2,011,682      1,951,520
Less accumulated depreciation, depletion
  and amortization . . . . . . . . . . . . . . .      (616,742)      (591,305)
                                                 -------------  -------------
                                                     1,394,940      1,360,215
                                                 -------------  -------------
OTHER ASSETS
Fixed-price contracts and other derivatives. . .            11            752
Other, net . . . . . . . . . . . . . . . . . . .         4,567          4,710
                                                 -------------  -------------
                                                         4,578          5,462
                                                 -------------  -------------
                                                 $   1,534,442  $   1,501,965
                                                 =============  =============

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                    March 31,    December 31,
                                                      2001           2000
                                                 -------------  -------------
                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . $      61,553  $      46,065
Revenues payable . . . . . . . . . . . . . . . .        25,695         19,794
Accrued liabilities. . . . . . . . . . . . . . .        15,232         14,984
Income taxes payable . . . . . . . . . . . . . .        23,850             --
Fixed-price contracts and other derivatives. . .        77,330        126,255
                                                 -------------  -------------
  Total current liabilities. . . . . . . . . . .       203,660        207,098
                                                 -------------  -------------
LONG-TERM DEBT . . . . . . . . . . . . . . . . .       495,521        606,909
                                                 -------------  -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . .        10,690         11,277
Fixed-price contracts and other derivatives. . .       122,812        103,447
Deferred income taxes. . . . . . . . . . . . . .        53,066         19,222
Other. . . . . . . . . . . . . . . . . . . . . .        21,053         21,193
                                                 -------------  -------------
                                                       207,621        155,139
                                                 -------------  -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding . . .            --             --
Common stock, par value $.01; 100 million
  shares authorized; issued and outstanding,
  43,958,521 and 43,689,774 shares, respectively           440            437
Paid-in capital. . . . . . . . . . . . . . . . .       506,447        504,989
Retained earnings. . . . . . . . . . . . . . . .       199,812        126,409
Accumulated other comprehensive loss . . . . . .       (77,788)       (99,005)
Treasury stock, at cost, 36,765 and 589 common
  shares, respectively . . . . . . . . . . . . .        (1,271)           (11)
                                                 -------------  -------------
                                                       627,640        532,819
                                                 -------------  -------------
                                                 $   1,534,442  $   1,501,965
                                                 =============  =============

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
REVENUES
Oil and gas sales. . . . . . . . . . . . . . . . . . . $  208,494  $   87,363
Change in derivative fair value. . . . . . . . . . . .      3,150      (8,163)
Other income . . . . . . . . . . . . . . . . . . . . .        342       1,254
                                                       ----------  ----------
                                                          211,986      80,454
                                                       ----------  ----------
EXPENSES
Operating costs. . . . . . . . . . . . . . . . . . . .     30,418      17,154
General and administrative . . . . . . . . . . . . . .      6,811       6,092
Exploration costs. . . . . . . . . . . . . . . . . . .     14,316       3,243
Depreciation, depletion and amortization . . . . . . .     32,806      30,258
Interest . . . . . . . . . . . . . . . . . . . . . . .      8,928       9,426
                                                       ----------  ----------
                                                           93,279      66,173
                                                       ----------  ----------
Income before income taxes . . . . . . . . . . . . . .    118,707      14,281
Income tax provision . . . . . . . . . . . . . . . . .     45,304       5,426
                                                       ----------  ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . $   73,403  $    8,855
                                                       ==========  ==========
Net income per share:
Basic. . . . . . . . . . . . . . . . . . . . . . . . . $     1.67  $      .22
                                                       ==========  ==========
Diluted. . . . . . . . . . . . . . . . . . . . . . . . $     1.64  $      .22
                                                       ==========  ==========
Weighted average number of common shares:
Basic. . . . . . . . . . . . . . . . . . . . . . . . .     43,839      40,235
Diluted. . . . . . . . . . . . . . . . . . . . . . . .     44,684      40,804

         See accompanying notes to consolidated financial statements.

                                 LOUIS DREYFUS NATURAL GAS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                       (in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             2001      2000
                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 73,403  $  8,855
Items not affecting cash flows:
  Depreciation, depletion and amortization. . . . . . . . . . . . . . . .    32,806    30,258
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .    20,840     5,300
  Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,316     3,243
  Change in derivative fair value . . . . . . . . . . . . . . . . . . . .    (3,150)    8,163
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       150      (734)
Net change in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .    10,611    (7,163)
  Prepaids and other. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,608       646
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,488    (3,259)
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       666     5,322
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . .    24,253       141
  Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,901       968
                                                                           --------  --------
                                                                            196,892    51,740
                                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . .   (80,374)  (50,873)
Acquisition of proved oil and gas properties. . . . . . . . . . . . . . .        (8)  (12,308)
Additions to other property and equipment . . . . . . . . . . . . . . . .    (1,351)     (834)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . .       154     1,061
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .        --        24
                                                                           --------  --------
                                                                            (81,579)  (62,930)
                                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . .   120,400    76,500
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . .  (231,800)  (70,200)
Sale of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .        82        --
Purchase of treasury shares . . . . . . . . . . . . . . . . . . . . . . .    (1,728)       --
Proceeds from stock options exercised . . . . . . . . . . . . . . . . . .     1,131     4,637
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .      (587)     (538)
Change in gains from price-risk management activities . . . . . . . . . .    (3,435)   (3,226)
Change in other long-term liabilities . . . . . . . . . . . . . . . . . .      (222)     (397)
                                                                           --------  --------
                                                                           (116,159)    6,776
                                                                           --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . .      (846)   (4,414)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .     2,799     9,660
                                                                           --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .  $  1,953  $  5,246
                                                                           ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of capitalized interest. . . . . . . . . . . . . . . .  $ (3,568) $ (3,817)
Income tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,063        15
                                                                           --------  --------
                                                                           $  5,495  $ (3,802)
                                                                           ========  ========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               MARCH 31, 2001


NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of only normal and recurring adjustments, which, in our opinion, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for an expanded discussion of our financial disclosures and accounting policies.

NOTE 2 -- HEDGING

  We reduce our exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, options and basis swaps. We also enter into interest rate swap contracts to reduce our exposure to adverse interest rate fluctuations. The derivative instruments are accounted for pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Substantially all of our fixed-price contracts and interest rate swaps are designated as cash flow hedges. Change in derivative fair value in the statements of income for the three-month periods ended March 31, 2001 and 2000 is comprised of the following:

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
CHANGE IN DERIVATIVE FAIR VALUE
Change in fair value of derivatives not qualifying
  for hedge accounting . . . . . . . . . . . . . . . . $      914  $   (6,927)
Amortization of derivative fair value gains
  and losses recognized in earnings prior
  to actual cash settlement. . . . . . . . . . . . . .     (1,596)     (2,276)
Ineffective portion of derivatives qualifying
  for hedge accounting . . . . . . . . . . . . . . . .      3,832       1,040
                                                       ----------  ----------
                                                       $    3,150  $   (8,163)
                                                       ==========  ==========

  Despite certain fixed-price contracts failing the effectiveness guidelines of SFAS 133 from time to time, fixed-price contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                               MARCH 31, 2001


  The change in carrying value of fixed-price contracts and interest rate swaps in the balance sheet since December 31, 2000 resulted from a decrease in market prices for natural gas and crude oil and a decrease in interest rates. The majority of this change in fair value was reflected in accumulated other comprehensive income, net of deferred tax effects. Derivative liabilities reflected as current in the March 31, 2001 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. The offsetting increase in value of the hedged future production has not been accrued in the accompanying balance sheet, creating the appearance of a working capital deficit from these contracts.
The contract settlement amounts are not due and payable until the monthly period that the related underlying hedged transaction occurs.

  The estimated fair values of fixed-price contracts and interest rate swaps as of March 31, 2001 and December 31, 2000 are provided below. The associated carrying values of these contracts are equal to the estimated fair values for each period presented.

                                                   MARCH 31,    DECEMBER 31,
                                                     2001           2000
                                                -------------  -------------
                                                       (in thousands)
Derivative assets:
  Fixed-price natural gas swaps . . . . . . . . $      11,579  $          --
  Fixed-price natural gas collars . . . . . . .         1,250             --
  Fixed-price natural gas delivery contracts. .            --             --
  Natural gas basis swaps . . . . . . . . . . .            81             --
  Interest rate swaps . . . . . . . . . . . . .            --          1,756
Derivative liabilities:
  Fixed-price natural gas swaps . . . . . . . .       (45,269)       (55,923)
  Fixed-price natural gas collars . . . . . . .       (13,576)       (26,054)
  Fixed-price natural gas delivery contracts. .      (139,617)      (146,234)
  Natural gas basis swaps . . . . . . . . . . .        (1,203)        (1,491)
  Interest rate swaps . . . . . . . . . . . . .          (477)            --
                                                -------------  -------------
                                                $    (187,232) $    (227,946)
                                                =============  =============

  The fair value of fixed-price contracts as of March 31, 2001 and December 31, 2000 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with our estimation of contract performance risk and counterparty credit risk. The fair value of derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. The terms and conditions of our fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to our circumstances. In addition, certain of the contracts hedge gas production for periods beyond five years into the future. The market for natural gas beyond

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                               MARCH 31, 2001


the five-year horizon is illiquid and published market quotations are not available. We have relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine fair value estimates. The fair value of the interest rate swaps was based on market interest rates as of each respective date.

NOTE 3 -- LITIGATION

  Louis Dreyfus Natural Gas Corp. is one of numerous defendants in several lawsuits originally filed in 1995, subsequently consolidated with related litigation, and now pending in the Texas 93rd Judicial District Court in Hildago County, Texas. The lawsuit alleges that the plaintiffs, a group of local landowners and businesses, have suffered damages including, but not limited to, property damage and lost profits of approximately $60 million as the result of an underground hydrocarbon plume within the city of McAllen, Texas. The lawsuit alleges that gas wells and related pipeline facilities operated by us, and other facilities operated by other defendants, caused the plume. In August 1999, the plaintiffs' experts produced reports that suggested we might be considered a significant contributor to the plume. Our investigation into this matter has not found any leaks or discharges from our facilities. In addition, our investigation has revealed the plume to be unrelated to our gas wells and facilities. Trial is not anticipated to commence during 2001. We will vigorously defend our interests in this case. We do not presently expect the ultimate outcome of the case to have a material adverse impact on our financial position or results of operations; however, results of litigation are inherently unpredictable and this estimate may change in the future.

  We were a defendant in various other legal proceedings as of March 31, 2001, which are routine and incidental to our business. We will vigorously defend our interests in these proceedings. While the ultimate results of these proceedings cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our financial position or results of operations.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                               MARCH 31, 2001


NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

  Components of comprehensive income (loss) for the three-month periods ended March 31, 2001 and 2000, are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                       ----------  ----------
                                                          2001        2000
                                                       ----------  ----------
Net income . . . . . . . . . . . . . . . . . . . . . . $   73,403  $    8,855
Other comprehensive income (loss), net of tax:
  Reclassification adjustments - contract
    settlements. . . . . . . . . . . . . . . . . . . .     14,949       2,212
  Change in fixed-price contract and other
    derivative fair value. . . . . . . . . . . . . . .      6,268     (27,709)
                                                       ----------  ----------
Comprehensive income (loss). . . . . . . . . . . . . . $   94,620  $  (16,642)
                                                       ==========  ==========

NOTE 5 -- SUBSEQUENT EVENT

  In April and May 2001, we entered into natural gas price protection arrangements for calendar 2002 and 2003 to reduce the financial exposure to natural gas price decreases, while affording significant participation in future natural gas price increases. We purchased options which established floor prices of $4.81 per MMBtu on 70 MMcf of natural gas per day for calendar 2002 and $4.36 per MMBtu on 90 MMcf of natural gas per day for calendar 2003. The cost of these options was reduced through the sale of calls covering 70 MMcf of natural gas per day from April through September in 2002 and 90 MMcf of natural gas per day from April through September in 2003 at a ceiling price of $7.00 per MMBtu for both years. Through this arrangement, we have unlimited participation in natural gas price increases for half of the volumes covered by the floor contracts and participation in price increases up to $7.00 per MMBtu for the balance of the volumes, while locking in attractive minimum prices to be received. The net amount paid for this price protection was $39.5 million.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW
  General. Our business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. Our drilling, acquisition and operating activities are geographically concentrated in three core areas: the Permian Region which includes west Texas, southeast New Mexico and the San Juan Basin; the Mid-Continent Region which includes Oklahoma, Kansas, the panhandle of Texas, east Texas, southwest Arkansas and north Louisiana; and the Gulf Coast Region, which includes south Texas and offshore Gulf of Mexico. Our 2001 capital expenditure budget includes the investment of approximately $290 million for drilling activities in these core areas. See "-- Commitments and Capital Expenditures."

  We have a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, options and basis swaps. As of March 31, 2001, our fixed-price contracts hedged 191 Bcf of future natural gas production representing 11% of our estimated December 31, 2000 proved reserves. Of this total volume, 68 Bcf of natural gas is hedged for the remainder of 2001. See "Quantitative and Qualitative Disclosures About Market Risk."

  Forward-Looking Statements. All statements in this document other than purely historical information are forward-looking statements within the meaning of the federal securities laws. These statements reflect our current expectations and are based on our historical operating trends, our proved reserve and fixed-price contract positions as of March 31, 2001 and other information currently available to us. Forward-looking statements include statements regarding our future drilling plans and objectives, and related exploration and development budgets, and number and location of planned wells, and statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded or followed by, or otherwise include the words "believes", "expects", "anticipates", "intends", "plans", "estimates", "projects", or similar expressions or statements that certain events "will" or "may" occur. These statements assume, among other things, that no significant changes will occur in the operating environment for our oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed in this document.

  We caution that the forward-looking statements are subject to all the risks and uncertainties incident to the acquisition, exploration, development and marketing of oil and gas reserves. These risks include, but are not limited to, commodity price, counterparty, environmental, drilling, reserve, operations and production risks. Certain of these risks are described in this document and in our Annual Report filed on Form 10-K for the year ended December 31, 2000. We may make material acquisitions or divestitures, modify our fixed-price contract positions by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these events can be predicted with certainty and are not taken into consideration in the forward-looking statements made in this document.

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

  Certain Definitions. As used in this document, the abbreviations listed below are defined as follows:

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this document in reference to oil or other liquid hydrocarbons.
Bcf.     Billion cubic feet.
Bcfe. Billion cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
BBtu.    Billion Btus.
Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
EBITDAX. EBITDAX is defined in this document as income before interest, income taxes, depreciation, depletion and amortization, impairment, exploration costs and change in derivative fair value. We believe that EBITDAX is a financial measure commonly used in the oil and gas industry as an indicator of a company's ability to service and incur debt. However, EBITDAX should not be considered in isolation or as a substitute for net income, cash flows provided by operating activities or other data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. EBITDAX measures as presented may not be comparable to other similarly titled measures of other companies.
MBbls.   Thousand barrels.
Mcf.     Thousand cubic feet.
Mcfe. Thousand cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
MMBbls.  Million barrels.
MMBtu.   Million Btus.
MMcf.    Million cubic feet.
MMcfe. Million cubic feet of natural gas equivalent, determined using the ratio of one Bbl of oil or condensate to six Mcf of natural gas.
TBtu.    One trillion Btus.

  Selected Operating Data. The following table provides certain operating data relating to our results of operations.

                                 LOUIS DREYFUS NATURAL GAS CORP.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS (continued)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             2001      2000
                                                                           --------  --------
OIL AND GAS SALES: (in thousands)
Wellhead oil sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 20,303  $ 18,943
Effect of fixed-price contract settlements (1). . . . . . . . . . . . . .        --    (2,664)
                                                                           --------  --------
Total oil sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 20,303  $ 16,279
                                                                           ========  ========
Wellhead natural gas sales. . . . . . . . . . . . . . . . . . . . . . . .  $209,457  $ 69,519
Effect of fixed-price contract settlements (1). . . . . . . . . . . . . .   (21,266)    1,565
                                                                           --------  --------
Total natural gas sales . . . . . . . . . . . . . . . . . . . . . . . . .  $188,191  $ 71,084
                                                                           ========  ========

PRODUCTION:
Oil production (MBbls). . . . . . . . . . . . . . . . . . . . . . . . . .       751       699
Natural gas production (MMcf) . . . . . . . . . . . . . . . . . . . . . .    29,990    27,588
Net equivalent production (MMcfe) . . . . . . . . . . . . . . . . . . . .    34,497    31,782
Percent of oil production hedged by fixed-price contracts . . . . . . . .        0%       72%
Percent of gas production hedged by fixed-price contracts . . . . . . . .       47%       29%

AVERAGE SALES PRICE:
Oil price (per Bbl):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  27.03  $  27.10
  Effect of fixed-price contract settlements (1). . . . . . . . . . . . .        --     (3.81)
                                                                           --------  --------
  Total                                                                    $  27.03  $  23.29
                                                                           ========  ========
Natural gas price (per Mcf):
  Wellhead price. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6.99  $   2.52
  Effect of fixed-price contract settlements (1). . . . . . . . . . . . .      (.71)      .06
                                                                           --------  --------
  Total                                                                    $   6.28  $   2.58
                                                                           ========  ========
Average sales price (per Mcfe). . . . . . . . . . . . . . . . . . . . . .  $   6.04  $   2.75

OPERATING AND OVERHEAD COSTS: (per Mcfe)
Lease operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .  $    .49  $    .40
Production taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .39       .14
General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       .20       .19
                                                                           --------  --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1.08  $    .73
                                                                           ========  ========
Cash Operating Margin (per Mcfe) (2). . . . . . . . . . . . . . . . . . .  $   4.96  $   2.02
Depreciation, Depletion and Amortization - Oil and Gas (per Mcfe) . . . .  $    .92  $    .92

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000
  Net Income and Cash Flows from Operating Activities. For the quarter ended March 31, 2001, we realized net income of $73.4 million, or $1.64 per diluted share, on revenues of $212.0 million. This compares to net income of $8.9 million, or $.22 per diluted share, on revenues of $80.5 million for the first quarter of 2000. Net income excluding the non-cash impact of SFAS 133 derivative accounting was $71.5 million, or $1.60 per diluted share, for the first quarter of 2001 and $13.9 million, or $.34 per diluted share, for the first quarter of 2000.

  Cash flows from operating activities (before working capital changes) for the first quarter of 2001 grew 151% to a record $138.4 million compared to $55.1 million for the first quarter of 2000. EBITDAX for the quarter ended March 31, 2001 improved 163% to $171.6 million, also a record for us. This compares to EBITDAX of $65.4 million for the prior year quarter. The improvement in earnings, operating cash flows and EBITDAX for the current year first quarter was principally the result of a significant increase in natural gas and crude oil prices, and higher production compared to the first quarter of 2000. Cash flows provided by operating activities after consideration of the net change in working capital increased to $196.9 million from the $51.7 million reported for the first quarter of 2000, primarily due to the reasons discussed above and to a decrease in accounts receivable and increases in accounts payable and income taxes payable in the current year period.

  Production. Total production for the first quarter of 2001 grew 9% to 34.5 Bcfe compared to 31.8 Bcfe produced during the first quarter of 2000. Gas production increased to 30.0 Bcf compared to 27.6 Bcf for the first quarter of 2000, an increase of 9%. Oil production for the first quarter of 2001 increased 7% to 751 MBbls compared to 699 MBbls for the prior-year first quarter. These increases are attributable to the results of our drilling program and property acquisitions made since the first quarter of 2000.

  Oil and Gas Prices. Our natural gas production yielded an average price of $6.28 per Mcf, an increase of 143% compared to $2.58 per Mcf for the prior-year first quarter. Our average gas price for the first quarter of 2001 was reduced $.71 per Mcf as a result of our hedging activities. The average gas price for the first quarter of 2000 was enhanced $.06 as a result of the fixed-price contracts in effect for that period. The average oil price for the first quarter of 2001 was $27.03 per Bbl compared to $23.29 per Bbl for the prior-year first quarter, an increase of 16%. The 2000 first quarter average oil price was reduced $3.81 per Bbl as a result of our hedging activities. On a natural gas equivalent basis, we received an average price of $6.04 per Mcfe for the quarter ended March 31, 2001, an increase of 120% from the $2.75 received for the first quarter of 2000.

  The combination of higher gas prices and higher gas production increased gas sales to $188.2 million for the first quarter of 2001 compared to $71.1 million for the first quarter of 2000. The combination of higher oil production and higher oil prices increased oil sales to $20.3 million compared to $16.3 million reported for the prior-year quarter. The impact of our fixed-price contract settlements for each period was to decrease oil and gas sales by $21.3 million for the quarter ended March 31, 2001 and to decrease oil and gas sales by $1.1 million for the quarter ended March 31, 2000. See "Quantitative and Qualitative Disclosures About Market Risk - Fixed-Price Contracts."

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


  Change in Derivative Fair Value. Amounts recorded in this caption represent non-cash gains and losses created by temporary valuation swings in derivatives or portions of derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term. Change in derivative fair value for the first quarter of 2001 was a net gain of $3.2 million, which included a $.9 million gain attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, a $1.6 million net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $3.9 million relating to hedge ineffectiveness. Change in derivative fair value for the first quarter of 2000 was a net loss of $8.2 million, which included a $6.9 million loss attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, a $2.3 million net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $1.0 million relating to hedge ineffectiveness. Despite failing the effectiveness guidelines of SFAS 133 from time to time, our fixed-price contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

  Other Income. Other income for the first quarter of 2001 was $.3 million compared to $1.3 million reported for the first quarter of 2000.

  Operating Costs. Operating costs for the first quarter of 2001 were comprised of $17.0 million of lease operating expenses and $13.4 million of production taxes. This compares to $12.7 million of lease operating expenses and $4.5 million of production taxes for the first quarter of 2000. The increase in lease operating expenses is principally attributable to an increase in the cost of field services and supplies, and the operating costs attributable to the properties acquired from Costilla Energy, Inc. in June 2000 and new wells drilled during the year. Lease operating expenses on a natural gas equivalent unit of production basis increased to $.49 per Mcfe compared to $.40 per Mcfe for the three months ended March 31, 2000, due to these cost increases and the higher cost Costilla properties. The increase in production taxes to $.39 per Mcfe compared to $.14 per Mcfe for the three months ended March 31, 2000 is primarily the result of higher oil and gas prices in the first quarter of 2001.

  General and Administrative Expense. General and administrative expense, or G&A, for the first quarter of 2001 was $6.8 million, an increase of 12% from the prior-year first quarter amount of $6.1 million. This increase is primarily attributable to higher personnel related costs. On a natural gas equivalent unit of production basis, G&A increased slightly to $.20 per Mcfe for the first quarter of 2001 compared to $.19 per Mcfe for the first quarter of 2000.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, or G&G costs, exploratory dry holes and leasehold impairment costs, were $14.3 million for the quarter ended March 31, 2001, compared to $3.2 million for the first quarter of 2000. The 2001 amount consists of $7.3 million of leasehold costs, $5.2 million of dry hole costs and $1.8 million of G&G costs. The majority of the costs incurred in the first quarter of 2001 related to an unsuccessful test at Galveston Island 148 and the write-off of related acreage costs. An additional $5.8 million of acreage associated with this block is presently under evaluation to determine whether we will pursue additional exploration opportunities in this location.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


The 2000 amount consists of $2.2 million of leasehold costs, $.9 million of G&G costs, and $.1 million of dry hole costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, for the first quarter of 2001 was $32.8 million compared to $30.3 million for the prior-year first quarter. On a natural gas equivalent unit of production basis, oil and gas DD&A remained constant at $.92 per Mcfe for the first quarter of 2001 and 2000.

  Interest Expense. Interest expense for the first quarter of 2001 was $8.9 million compared to $9.4 million for the first quarter of 2000. The net impact of interest rate swaps in effect for each of these quarters was to decrease interest expense by $.4 million. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first quarter of 2001, we recorded a tax provision of $45.3 million on pretax income of $118.7 million, an effective rate of 38%. This compares to a tax provision of $5.4 million provided on pretax income of $14.3 million, an effective rate of 38%, for the first quarter of 2000.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. Our business of acquiring, exploring and developing oil and gas properties is capital intensive. Our ability to grow our reserve base is contingent, in part, upon our ability to generate cash flows from operating activities and to access outside sources of capital to fund investing activities. For the quarters ended March 31, 2001 and 2000, we expended $80.4 million and $63.2 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flows we invested during these three-month periods. See "Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the quarters ended March 31, 2001 and 2000 were $138.4 million and $55.1 million, representing 172% and 87%, respectively, of the oil and gas property investments made for each quarter. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil or gas could result in reductions of cash flows from operating activities, which in turn could impact the amount of capital investment.

  Cash flows from financing activities for the first quarter of 2001 reflected a use of cash of $116.2 million, compared to a $6.8 million source of cash for the first quarter of 2000. The repayment of indebtedness during the first quarter of 2001 was accomplished primarily as a result of the increase in cash flows described above.

  Credit Facility. We have a revolving credit facility with a syndicate of banks which provides up to $450 million in borrowings. Letters of credit are limited to $75 million of this availability. The credit facility allows us to draw on the full $450 million credit line without restrictions tied to periodic revaluations of our oil and gas reserves provided we continue to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. We presently have senior unsecured credit ratings of BBB and Baa3 from Standard & Poor's and Moody's, respectively. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the credit facility prior to maturity on October 14, 2002. We have relied upon the credit

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


facility to provide funds for acquisitions, drilling activities and to provide letters of credit to meet our margin requirements under fixed-price contracts. As of March 31, 2001, we had $195.0 million of principal and $31.8 million of letters of credit outstanding under the credit facility.

  We have the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the credit facility are subject to a sliding scale based on our senior debt credit rating. At March 31, 2001, the applicable interest rate was LIBOR plus 23 basis points and the facility fee was 12 basis points of the total commitment. The average interest rate for borrowings under the credit facility was 5.3% as of March 31, 2001. The effective interest rate including the effect of interest rate swaps was 5.2%. See the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 for an expanded discussion of our interest rate swaps. The credit facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require us to meet certain financial tests. Borrowings under the credit facility are unsecured.

  Other Lines of Credit.   We have certain other unsecured lines of credit
available to us which aggregated $50.1 million as of March 31, 2001. These short-term lines of credit are primarily used for working capital purposes.
As of March 31, 2001, we had $7.4 million of indebtedness borrowed under these credit lines. Outstanding letters of credit were immaterial. Repayment of this indebtedness is expected to be made through credit facility availability.

  6-7/8% Senior Notes due 2007. In December 1997, we issued $200 million principal amount, $198.8 million net of discount, of 6-7/8% Senior Notes due 2007. Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and our ability to enter into sale and leaseback transactions.

  9-1/4% Subordinated Notes due 2004. In June 1994, we issued $100 million principal amount, $98.5 million net of discount, of 9-1/4% Senior Subordinated Notes due 2004. Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the subordinated notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets. The outstanding unpaid principal balance as of March 31, 2001 was $93.7 million.

  We believe that the borrowing capacity available under the credit facility, combined with our internal cash flows, will be adequate to finance the capital expenditure program planned for the balance of 2001, and to meet our margin requirements under fixed-price contracts. See "Commitments and Capital Expenditures" and "Quantitative and Qualitative Disclosures About Market Risk."

  At March 31, 2001, we had a working capital deficit of $68.7 million and a current ratio of .7 to 1. The working capital deficit is primarily the result of recording short-term derivative assets and liabilities pursuant to SFAS 133 for settlements occurring over the next twelve months, without the benefit of recording the offsetting working capital impact of the underlying cash flow transactions hedged by the contracts for the corresponding periods. Working capital without the impact of SFAS 133 accounting would be increased by $64.4

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


million. Total long-term debt outstanding at March 31, 2001 was $495.5 million. Our long-term debt as a percentage of our total capitalization was 44%.

COMMITMENTS AND CAPITAL EXPENDITURES
  Our business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the quarter ended March 31, 2001, we invested $72.7 million in development activities and $7.7 million in exploration activities. This expenditure level resulted in the drilling of 92 development wells. Of these wells, 89 were successfully completed as producers, for a completion success rate of 97%. For the balance of the year, we have budgeted an additional $210 million to be invested in connection with our 2001 drilling program focused in our core operating areas. See "Outlook for Fiscal 2001."

  We contnue to actively search for additional attractive oil and gas property acquisitions, but are not able to predict the timing or amount of additional capital expenditure which may ultimately be employed in acquisitions during 2001.

OUTLOOK FOR FISCAL 2001
  The following represents revisions to previously disclosed estimates and have been prepared based on current expectations as of May 9, 2001.

  Our drilling budget for 2001 currently stands at $290 million. Since finalizing our 2001 drilling program plan last fall, the industry has continued to experience significant cost increases for services. These increases, in turn, may result in a higher level of capital expenditure for 2001 to execute the drilling program as originally planned. We continue to monitor this situation and may increase the capital budget at some point during the year.

  Lease operating expenses have also experienced cost pressures in excess of our previous estimates as the result of industry-wide cost inflation and higher ad valorem taxes. We now expect lease operating expenses for 2001 to range from $.45 to $.49 per Mcfe.

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

FIXED-PRICE CONTRACTS
  Description of Contracts. We utilize fixed-price contracts to reduce exposure to unfavorable changes in oil and gas prices which are subject to significant and often volatile fluctuation. Our fixed-price contracts are comprised of long-term physical delivery contracts, energy swaps, collars and basis swaps. These contracts allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided in the contracts. However, we will not benefit from market prices that are higher than the fixed prices in our physical delivery and swap contracts for hedged production. Collar structures provide for participation in price increases to the extent of the ceiling prices provided in those contracts. Purchased put options provide unlimited participation in price increases. For the years ended December 31, 2000, 1999 and 1998, fixed-price contracts hedged 44%, 55% and 50%, respectively, of our natural gas production and 40%, 19% and 16%, respectively, of our crude oil production. For the quarter ended March 31, 2001, fixed-price contracts hedged 47% of our natural gas production. As of March 31, 2001, fixed-price contracts are in place to hedge 191 Bcf of our estimated future natural gas production. Of this total volume, 68 Bcf of natural gas is hedged for the remainder of fiscal 2001. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for a more detailed discussion of our fixed-price contracts.

  In April and May 2001, we entered into natural gas price protection arrangements for calendar 2002 and 2003 to reduce the financial exposure to natural gas price decreases, while affording significant participation in future natural gas price increases. We purchased options which established floor prices of $4.81 per MMBtu on 70 MMcf of natural gas per day for calendar 2002 and $4.36 per MMBtu on 90 MMcf of natural gas per day for calendar 2003. The cost of these options was reduced through the sale of calls covering 70 MMcf of natural gas per day from April through September in 2002 and 90 MMcf of natural gas per day from April through September in 2003 at a ceiling price of $7.00 per MMBtu for both years. Through this arrangement, we have unlimited participation in natural gas price increases for half of the volumes covered by the floor contracts and participation in price increases up to $7.00 per MMBtu for the balance of the volumes, while locking in attractive minimum prices to be received. The net amount paid for this price protection was $39.5 million.

                         LOUIS DREYFUS NATURAL GAS CORP.
   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)


  The following table summarizes the estimated volumes, fixed prices, fixed-price sales and future net revenues (as defined below) attributable to the fixed-price contracts as of March 31, 2001. We expect the prices to be realized for hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts, and the price received at the wellhead for our hedged production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by fixed-price contracts and forward market prices as of March 31, 2001, as adjusted for basis. Future net revenues change with changes in market prices and basis.

                              Nine
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              2001      2002      2003      2004      2005     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS:
Contract volumes (BBtu). .    27,300     6,697     5,650     5,650     5,650    6,483     57,430
Weighted-average fixed
  price per MMBtu (1). . .  $   4.99  $   2.65  $   2.92  $   3.12  $   3.32 $   3.41  $    3.99
Future fixed-price sales .  $136,184  $ 17,766  $ 16,492  $ 17,608  $ 18,740 $ 22,082  $ 228,872
Future net revenues (2). .  $ (4,311) $(13,278) $ (6,982) $ (5,468) $ (4,356)$ (4,648) $ (39,043)

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS:
Contract volumes (BBtu). .    13,520    17,689    14,819     6,634     5,314   41,132     99,108
Weighted-average fixed
  price per MMBtu (1). . .  $   2.39  $   2.46  $   2.53  $   2.53  $   2.63 $   3.09  $    2.73
Future fixed-price sales .  $ 32,244  $ 43,461  $ 37,428  $ 16,802  $ 13,978 $127,033  $ 270,946
Future net revenues (2). .  $(37,714) $(37,206) $(23,597) $(10,213) $ (7,739)$(48,591) $(165,060)

NATURAL GAS COLLARS:
Contract volumes (BBtu):
  Floor. . . . . . . . . .    26,900     7,300        --        --        --       --     34,200
  Ceiling. . . . . . . . .    26,900     7,300        --        --        --       --     34,200
Weighted-average fixed
  price per MMBtu (1):
  Floor. . . . . . . . . .  $   4.35  $   2.84  $     --  $     --  $     -- $     --  $    4.02
  Ceiling. . . . . . . . .  $   6.07  $   3.94  $     --  $     --  $     -- $     --  $    5.62
Future fixed-price sales .  $133,640  $ 28,762  $     --  $     --  $     -- $     --  $ 162,402
Future net revenues (2). .  $ (5,151) $ (6,009) $     --  $     --  $     -- $     --  $ (11,160)

TOTAL NATURAL GAS
  CONTRACTS (3) (4):
Contract volumes (BBtu). .    67,720    31,686    20,469    12,284    10,964   47,615    190,738
Weighted-average fixed
  price per MMBtu (1). . .  $   3.93  $   2.59  $   2.63  $   2.80  $   2.98 $   3.13  $    3.24
Future fixed-price sales .  $302,068  $ 89,989  $ 53,920  $ 34,410  $ 32,718 $149,115  $ 662,220
Future net revenues (2). .  $(47,176) $(56,493) $(30,579) $(15,681) $(12,095)$(53,239) $(215,263)

(1)  -  We expect the prices to be realized for hedged production to vary from the prices shown due to basis.
(2)  -  Future net revenue amounts as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.  Bracketed amounts represent decreases to future natural gas sales based on forward market pricing at March 31, 2001.
(3)  -  Does not include basis swaps with notional volumes by year, as follows:  2001 - 13.4
        TBtu; 2002 - 30.5 TBtu; and 2003 - 15.3 TBtu.
(4)  -  Does not include 12.7 Bcf of floors and 12.8 Bcf of collars for 2002 and 16.4 Bcf of floors and 16.5 Bcf of collars for 2003, added subsequent to March 31, 2001.

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

  The estimated fair value of our fixed-price contracts and interest rate swaps as of March 31, 2001 and December 31, 2000 are provided below. The associated carrying value of these contracts is equal to the estimated fair value for each period presented.

                                                   March 31,    December 31,
                                                     2001           2000
                                                -------------  -------------
                                                      (in thousands)
Derivative assets:
  Fixed-price natural gas swaps . . . . . . . . $      11,579  $          --
  Fixed-price natural gas collars . . . . . . .         1,250             --
  Fixed-price natural gas delivery contracts  .            --             --
  Natural gas basis swaps . . . . . . . . . . .            81             --
  Interest rate swaps . . . . . . . . . . . . .            --          1,756
Derivative liabilities:
  Fixed-price natural gas swaps . . . . . . . .       (45,269)       (55,923)
  Fixed-price natural gas collars . . . . . . .       (13,576)       (26,054)
  Fixed-price natural gas delivery contracts. .      (139,617)      (146,234)
  Natural gas basis swaps . . . . . . . . . . .        (1,203)        (1,491)
  Interest rate swaps . . . . . . . . . . . . .          (477)            --
                                                -------------  -------------
                                                $    (187,232) $    (227,946)
                                                =============  =============

                         LOUIS DREYFUS NATURAL GAS CORP.
   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)


  The fair value of fixed-price contracts as of March 31, 2001 and December 31, 2000 was estimated based on forward market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with our estimation of contract performance risk and counterparty credit risk. The fair value of derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. The terms and conditions of our fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to our circumstances. In addition, certain of the contracts hedge gas production for periods beyond five years into the future. The market for natural gas beyond the five-year horizon is illiquid and published market quotations are not available. We have relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine fair value estimates. The fair value of the interest rate swaps was based on market interest rates as of each respective date.


INTEREST RATE SENSITIVITY
  We have entered into interest rate swaps designed to hedge the interest rate exposure associated with borrowings under the bank credit facility. As of March 31, 2001, we had fixed the interest rate on average notional amounts of $125 million for the balance of 2001, and $94 million for the year ended December 31, 2002. Under the interest rate swaps, we receive the LIBOR three-month rate (4.9% at March 31, 2001) and pay an average rate of 5.0% for each period covered by the swaps. The notional amounts are less than the maximum amount anticipated to be available under the bank credit facility for the respective years.

  Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for an expanded discussion of the interest rate swaps.

                         LOUIS DREYFUS NATURAL GAS CORP.
                           PART II. OTHER INFORMATION


ITEM 1 -- None

ITEM 2 -- Recent Sales of Unregistered Securities

   In January 2001, we issued a total of 181,094 shares of Common Stock to three purchasers upon exercise of outstanding warrants. The warrants were initially issued by American Exploration Company and were assumed by us in connection with the acquisition of American Exploration Company in 1997. The exercise price of the warrants was $17.69 per share of Common Stock, and the exercise was paid by the warrant holders by surrender of portions of the warrants having a value at the time of surrender equal to the exercise price paid as permitted by the terms of the warrants. The shares of common stock issued upon exercise of the warrants were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Among the facts supporting our reliance on such exemption are that the warrants were originally privately placed to, and continued to be held by, a small group of institutional investors and that the investors acquired the warrants and the underlying shares for their own accounts and without the intention of distributing or reselling the shares except in compliance with applicable securities laws. We have registered the resale of the shares by the holders in accordance with the registration rights of the holders under the terms of the warrants.

ITEM 3 -- None

ITEM 4 -- None

ITEM 5 -- None

ITEM 6 -- None

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


                                        LOUIS DREYFUS NATURAL GAS CORP.
                                        -----------------------------------
                                        (Registrant)




Date: May 10, 2001                      /s/  Jeffrey A. Bonney
                                        -----------------------------------
                                        Jeffrey A. Bonney
                                        Executive Vice President and Chief
                                        Financial Officer