Form 10-Q
period 2001-06-30
LOUIS DREYFUS NATURAL GAS CORP
filed 2001-08-13
CIK 912264

                       SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   Form 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 2001

                                         or

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
                                                   -----   -----
43,762,027 shares of common stock, $.01 par value, issued and outstanding, net of treasury shares, at August 9, 2001.

                         LOUIS DREYFUS NATURAL GAS CORP.
                               Table  of  Contents





PART I.  FINANCIAL INFORMATION                                         Page

Item 1 -- CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consolidated Balance Sheets:
  June 30, 2001 and December 31, 2000. . . . . . . . . . . . . . . . .   3
Consolidated Statements of Income:
  Three months and six months ended June 30, 2001 and 2000 . . . . . .   5
Consolidated Statements of Cash Flows:
  Six months ended June 30, 2001 and 2000. . . . . . . . . . . . . . .   6
Condensed Notes to Consolidated Financial Statements . . . . . . . . .   7

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .  11

Item 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. .  22

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  26

                         LOUIS DREYFUS NATURAL GAS CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                  A S S E T S
                                                    June 30,     December 31,
                                                      2001           2000
                                                 -------------  -------------
                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . $       1,730  $       2,799
Receivables:
  Oil and gas sales. . . . . . . . . . . . . . .        88,669        109,488
  Joint interest and other, net. . . . . . . . .        14,823          9,098
  Income taxes . . . . . . . . . . . . . . . . .            --          9,276
Fixed-price contracts and other derivatives. . .        67,531          1,004
Prepaids and other . . . . . . . . . . . . . . .         3,993          4,623
                                                 -------------  -------------
  Total current assets . . . . . . . . . . . . .       176,746        136,288
                                                 -------------  -------------
PROPERTY AND EQUIPMENT, at cost, based on
  successful efforts accounting. . . . . . . . .     2,096,688      1,951,520
Less accumulated depreciation, depletion
  and amortization . . . . . . . . . . . . . . .      (641,615)      (591,305)
                                                 -------------  -------------
                                                     1,455,073      1,360,215
                                                 -------------  -------------
OTHER ASSETS
Fixed-price contracts and other derivatives. . .        59,789            752
Other, net . . . . . . . . . . . . . . . . . . .         4,463          4,710
                                                 -------------  -------------
                                                        64,252          5,462
                                                 -------------  -------------
                                                 $   1,696,071  $   1,501,965
                                                 =============  =============

                         LOUIS DREYFUS NATURAL GAS CORP.
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (dollars in thousands)

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
                                                    June 30,     December 31,
                                                      2001           2000
                                                 -------------  -------------
                                                  (unaudited)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . $      80,478  $      46,065
Revenues payable . . . . . . . . . . . . . . . .        21,691         19,794
Accrued liabilities. . . . . . . . . . . . . . .        13,708         14,984
Fixed-price contracts and other derivatives. . .        25,684        126,255
                                                 -------------  -------------
  Total current liabilities. . . . . . . . . . .       141,561        207,098
                                                 -------------  -------------
LONG-TERM DEBT                                         523,032        606,909
                                                 -------------  -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES
Deferred revenue . . . . . . . . . . . . . . . .        10,081         11,277
Fixed-price contracts and other derivatives. . .        64,554        103,447
Deferred income taxes. . . . . . . . . . . . . .       146,212         19,222
Other. . . . . . . . . . . . . . . . . . . . . .        20,364         21,193
                                                 -------------  -------------
                                                       241,211        155,139
                                                 -------------  -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 10 million
  shares authorized; no shares outstanding . . .            --             --
Common stock, par value $.01; 100 million
  shares authorized; issued and outstanding,
  44,114,117 and 43,689,774 shares,
  respectively . . . . . . . . . . . . . . . . .           441            437
Paid-in capital. . . . . . . . . . . . . . . . .       509,338        504,989
Retained earnings. . . . . . . . . . . . . . . .       247,623        126,409
Accumulated other comprehensive income (loss)  .        34,883        (99,005)
Treasury stock, at cost, 58,415 and 589 common
  shares, respectively . . . . . . . . . . . . .        (2,018)           (11)
                                                 -------------  -------------
                                                       790,267        532,819
                                                 -------------  -------------
                                                 $   1,696,071  $   1,501,965
                                                 =============  =============

          See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
               CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                      (in thousands, except per share data)

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        2001      2000      2001      2000
                                      --------  --------  --------  --------
REVENUES
Oil and gas sales. . . . . . . . . .  $156,586  $ 99,121  $365,080  $186,484
Change in derivative fair value. . .      (112)  (11,945)    3,038   (20,108)
Other income . . . . . . . . . . . .       936       828     1,278     2,082
                                      --------  --------  --------  --------
                                       157,410    88,004   369,396   168,458
                                      --------  --------  --------  --------
EXPENSES
Operating costs. . . . . . . . . . .    26,158    19,457    56,576    36,611
General and administrative . . . . .     6,793     5,609    13,604    11,701
Exploration costs. . . . . . . . . .     4,290     4,028    18,606     7,271
Depreciation, depletion and
  amortization . . . . . . . . . . .    32,288    29,827    65,094    60,085
Impairment . . . . . . . . . . . . .     2,606     4,569     2,606     4,569
Interest . . . . . . . . . . . . . .     7,850     9,882    16,778    19,308
                                      --------  --------  --------  --------
                                        79,985    73,372   173,264   139,545
                                      --------  --------  --------  --------
Income before income taxes . . . . .    77,425    14,632   196,132    28,913
Income tax provision . . . . . . . .    29,614     5,560    74,918    10,986
                                      --------  --------  --------  --------
NET INCOME . . . . . . . . . . . . .  $ 47,811  $  9,072  $121,214  $ 17,927
                                      ========  ========  ========  ========
Net income per share:
Basic. . . . . . . . . . . . . . . .  $   1.09  $    .22  $   2.76  $    .44
                                      ========  ========  ========  ========
Diluted. . . . . . . . . . . . . . .  $   1.07  $    .22  $   2.71  $    .43
                                      ========  ========  ========  ========
Weighted average number of common
  shares:
Basic. . . . . . . . . . . . . . . .    43,990    40,649    43,915    40,442
Diluted. . . . . . . . . . . . . . .    44,751    41,827    44,718    41,315

         See accompanying notes to consolidated financial statements.

                                 LOUIS DREYFUS NATURAL GAS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                       (in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                             2001      2000
                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $121,214  $ 17,927
Items not affecting cash flows:
  Depreciation, depletion and amortization. . . . . . . . . . . . . . . .    65,094    60,085
  Impairment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,606     4,569
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .    44,929    10,408
  Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,606     7,271
  Change in derivative fair value . . . . . . . . . . . . . . . . . . . .    (3,038)   20,108
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       859      (365)
Net change in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .    24,176   (31,504)
  Prepaids and other. . . . . . . . . . . . . . . . . . . . . . . . . . .       630      (703)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    34,413    25,146
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      (863)     (692)
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . .       566      (570)
  Revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,897     4,709
                                                                           --------  --------
                                                                            311,089   116,389
                                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Exploration and development expenditures. . . . . . . . . . . . . . . . .  (173,725) (125,828)
Acquisition of proved oil and gas properties. . . . . . . . . . . . . . .    (5,611) (131,891)
Additions to other property and equipment . . . . . . . . . . . . . . . .    (2,218)   (1,581)
Proceeds from sale of property and equipment. . . . . . . . . . . . . . .     1,107    10,857
Payment of option premiums. . . . . . . . . . . . . . . . . . . . . . . .   (39,489)       --
Change in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .       (77)      470
                                                                           --------  --------
                                                                           (220,013) (247,973)
                                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings . . . . . . . . . . . . . . . . . . . . . .   256,300   277,350
Repayments of bank borrowings . . . . . . . . . . . . . . . . . . . . . .  (340,200) (144,350)
Repayments of subordinated notes. . . . . . . . . . . . . . . . . . . . .        --    (6,549)
Proceeds from stock option exercises and other. . . . . . . . . . . . . .     3,790     8,755
Sale (purchase) of treasury shares. . . . . . . . . . . . . . . . . . . .    (2,904)       49
Change in deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .    (1,196)   (1,089)
Change in gains from price-risk management activities . . . . . . . . . .    (6,735)   (6,340)
Change in other long-term liabilities . . . . . . . . . . . . . . . . . .    (1,200)   (1,046)
                                                                           --------  --------
                                                                            (92,145)  126,780
                                                                           --------  --------
Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . .    (1,069)   (4,804)
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . .     2,799     9,660
                                                                           --------  --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . .  $  1,730  $  4,856
                                                                           ========  ========

                   See accompanying notes to consolidated financial statements.

                         LOUIS DREYFUS NATURAL GAS CORP.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                JUNE 30, 2001

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments, consisting of normal and recurring adjustments and a $2.6 million impairment charge discussed below, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for an expanded discussion of our financial disclosures and accounting policies.

  In the second quarter of 2001, an impairment charge of $2.6 million was recorded which primarily relates to a downward reserve revision for one single-well offshore field drilled in 1998. We are unaware of any other fields which may be impaired because of performance or other reasons.
However, future impairments may be recognized as a result of numerous factors, all of which are beyond our ability to control or predict.

NOTE 2 -- HEDGING

  We reduce our exposure to unfavorable changes in oil and natural gas prices by utilizing fixed-price physical delivery contracts, energy swaps, collars, options and basis swaps. We also enter into interest rate swap contracts to reduce our exposure to adverse interest rate fluctuations. These derivative instruments are accounted for pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). All of our fixed-price contracts and interest rate swaps are designated as cash flow hedges. Change in derivative fair value in the statements of income for the three-month and the six-month periods ended June 30, 2001 and 2000 is comprised of the following:

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                JUNE 30, 2001


                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                        2001      2000      2001      2000
                                      --------  --------  --------  --------
CHANGE IN DERIVATIVE FAIR VALUE
Change in fair value of derivatives
 not qualifying for hedge accounting. $  1,955  $ (9,308) $  2,869  $(16,235)
Amortization of derivative fair value
 gains and losses recognized in
 earnings prior to actual cash
 settlements. . . . . . . . . . . . .   (3,748)   (2,070)   (5,344)   (4,346)
Ineffective portion of derivatives
 qualifying for hedge  accounting . .    1,681      (567)    5,513       473
                                      --------  --------  --------  --------
                                      $   (112) $(11,945) $  3,038  $(20,108)
                                      ========  ========  ========  ========

  Despite certain fixed-price contracts failing the effectiveness guidelines of SFAS 133 from time to time, fixed-price contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

  The change in carrying value of fixed-price contracts and interest rate swaps in the balance sheet since December 31, 2000 resulted from a decrease in market prices for natural gas and crude oil and a decrease in interest rates. The majority of this change in fair value was reflected in accumulated other comprehensive income, net of deferred tax effects. Derivative assets and liabilities reflected as current in the June 30, 2001 balance sheet represent the estimated fair value of fixed-price contract settlements scheduled to occur over the subsequent twelve-month period based on market prices for oil and gas as of the balance sheet date. The offsetting change in value of hedged future production has not been reflected in the accompanying balance sheet. The contract settlement amounts are not receivable or payable until the monthly period that the related underlying hedged transaction occurs.

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                JUNE 30, 2001

  The estimated fair values of fixed-price contracts as of June 30, 2001 and December 31, 2000 are provided below. The associated carrying values of these contracts are equal to the estimated fair values for each period presented.

                                                    June 30,     December 31,
                                                      2001           2000
                                                 -------------  -------------
                                                        (in thousands)
Derivative assets:
  Fixed-price natural gas swaps. . . . . . . .   $      31,025  $          --
  Fixed-price natural gas collars. . . . . . .          90,411             --
  Fixed-price natural gas delivery contracts .             986             --
  Natural gas basis swaps. . . . . . . . . . .           4,898             --
  Interest rate swaps. . . . . . . . . . . . .              --          1,756
Derivative liabilities:
  Fixed-price natural gas swaps. . . . . . . .         (17,097)       (55,923)
  Fixed-price natural gas collars. . . . . . .          (1,529)       (26,054)
  Fixed-price natural gas delivery contracts .         (70,217)      (146,234)
  Natural gas basis swaps. . . . . . . . . . .            (421)        (1,491)
  Interest rate swaps. . . . . . . . . . . . .            (974)            --
                                                 -------------  -------------
                                                 $      37,082  $    (227,946)
                                                 =============  =============

  The fair value of fixed-price contracts as of June 30, 2001 and December 31, 2000 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with our estimation of contract performance risk and counterparty credit risk. The fair value of options and other derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. The terms and conditions of our fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to our circumstances. In addition, certain fixed-price contracts hedge gas production for periods beyond five years into the future. The market for natural gas beyond the five-year horizon is illiquid and published market quotations are not available. We have relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine fair value estimates. The fair value of the interest rate swaps was based on market interest rates as of each respective date.

NOTE 3 -- LITIGATION

  Louis Dreyfus Natural Gas Corp. is one of numerous defendants in several lawsuits originally filed in 1995, subsequently consolidated with related litigation, and now pending in the Texas 93rd Judicial District Court in

                         LOUIS DREYFUS NATURAL GAS CORP.
 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                JUNE 30, 2001

Hildago County, Texas. The lawsuit alleges that the plaintiffs, a group of local landowners and businesses, have suffered damages including, but not limited to, property damage and lost profits of approximately $60 million as the result of an underground hydrocarbon plume within the city of McAllen, Texas. The lawsuit alleges that gas wells and related pipeline facilities operated by us, and other facilities operated by other defendants, caused the plume. In August 1999, the plaintiff's experts produced reports that suggested we might be considered a significant contributor to the plume. Our investigation into this matter has not found any leaks or discharges from our facilities. In addition, our investigation has revealed the plume to be unrelated to our gas wells and facilities. Trial is not anticipated to commence during 2001. We will vigorously defend our interests in this case. We do not presently expect the ultimate outcome of the case to have a material adverse impact on our financial position or results of operations; however, results of litigation are inherently unpredictable.

  We were a defendant in various other legal proceedings as of June 30, 2001, which are routine and incidental to our business. We will vigorously defend our interests in these proceedings. While the ultimate results of all these proceedings cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our financial position or results of operations.

NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

  Components of comprehensive income (loss) for the three-month and the six-month periods ended June 30, 2001 and 2000, are as follows:

                                      Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                      ------------------   ------------------
                                        2001      2000       2001      2000
                                      --------  --------   --------  --------
Net income . . . . . . . . . . . . .  $ 47,811  $  9,072   $121,214  $ 17,927
Other comprehensive income (loss),
 net of tax:
  Reclassification adjustments -
   contract settlements. . . . . . .     1,529     8,628     16,478    10,841
  Change in fixed-price contract and
   other derivative fair value . . .   111,142   (37,453)   117,410   (65,163)
                                      --------  --------   --------  --------
Comprehensive income (loss). . . . .  $160,482  $(19,753)  $255,102  $(36,395)
                                      ========  ========   ========  ========

NOTE 5 -- STOCK REPURCHASE PROGRAM

  On April 25, 2001, our Board of Directors authorized up to $40 million for the purchase of our common stock in the open market from time to time. As of June 30, 2001, we had repurchased 34,100 common shares for a total of $1.2 million under this program.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW
  General. Our business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a program of exploration and development drilling and strategic acquisitions of oil and gas properties. Our drilling, acquisition and operating activities are geographically concentrated in three core areas: the Permian Region which includes west Texas, southeast New Mexico and the San Juan Basin; the Mid-Continent Region which includes Oklahoma, Kansas, the panhandle of Texas, east Texas, southwest Arkansas and north Louisiana; and the Gulf Coast Region, which includes south Texas, and offshore Gulf of Mexico. Our 2001 capital expenditure budget includes the investment of approximately $320 million in drilling activities in these core areas. See "-- Commitments and Capital Expenditures."

  We have a portfolio of fixed-price contracts comprised of long-term physical delivery contracts, energy swaps, collars, options and basis swaps. As of June 30, 2001, our fixed-price contracts hedged 219 Bcf of future natural gas production representing 12% of our estimated December 31, 2000 proved reserves. Of this total volume, 41 Bcf of natural gas is hedged for the remainder of 2001. See "Quantitative and Qualitative Disclosures About Market Risk."

  Forward-Looking Statements. All statements made in this document other than purely historical information are forward-looking statements within the meaning of the federal securities laws. These statements reflect our current expectations and are based on our historical operating trends, our proved reserve and fixed-price contract positions as of June 30, 2001 and other information currently available to us. Forward-looking statements include statements regarding our future drilling plans and objectives, and related exploration and development budgets, and number and location of planned wells, and statements regarding the quality of our properties and potential reserve and production levels. These statements may be preceded by, or followed by or otherwise include the words "believes", "expects", "anticipates", "intends", "plans", "estimates", "projects", or similar expressions or statements that certain events "will" or "may" occur. These statements assume, among other things, that no significant changes will occur in the operating environment for our oil and gas properties and that there will be no material acquisitions or divestitures except as disclosed in this document.

  We caution that the forward-looking statements are subject to all the risks and uncertainties incident to the acquisition, exploration, development and marketing of oil and natural gas reserves. These risks include, but are not limited to, commodity price, counterparty, environmental, drilling, reserves, operations and production risks. Certain of these risks are described in this document and in our Annual Report filed on Form 10-K for the year ended
December 31, 2000.   We may make material acquisitions or divestitures, modify
our fixed-price contract positions by entering into new contracts or terminating existing contracts, or enter into financing transactions. None of these events can be predicted with certainty and are not taken into consideration in the forward-looking statements made in this document.

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

                                                     Three Months Ended   Six Months Ended
                                                           June 30,           June 30,
                                                     ------------------  ------------------
                                                       2001      2000      2001      2000
                                                     --------  --------  --------  --------
OIL AND GAS SALES: (in thousands)
Wellhead oil sales . . . . . . . . . . . . . . . . . $ 19,671  $ 18,947  $ 39,974  $ 37,890
Effect of fixed-price contract settlements (1) . . .       --    (2,616)       --    (5,280)
                                                     --------  --------  --------  --------
Total oil sales. . . . . . . . . . . . . . . . . . . $ 19,671  $ 16,331  $ 39,974  $ 32,610
                                                     ========  ========  ========  ========
Wellhead natural gas sales . . . . . . . . . . . . . $136,048  $ 96,775  $345,505  $166,294
Effect of fixed-price contract settlements (1) . . .      867   (13,985)  (20,399)  (12,420)
                                                     --------  --------  --------  --------
Total natural gas sales. . . . . . . . . . . . . . . $136,915  $ 82,790  $325,106  $153,874
                                                     ========  ========  ========  ========
PRODUCTION:
Oil production (MBbls) . . . . . . . . . . . . . . .      762       690     1,513     1,389
Natural gas production (MMcf). . . . . . . . . . . .   29,606    28,373    59,596    55,961
Net equivalent production (MMcfe). . . . . . . . . .   34,180    32,513    68,677    64,295
Percent of oil production hedged by fixed-price
 contracts . . . . . . . . . . . . . . . . . . . . .       --       73%        --       72%
Percent of gas production hedged by fixed-price
 contracts . . . . . . . . . . . . . . . . . . . . .      88%       68%       68%       49%

AVERAGE SALES PRICE:
Oil price (per Bbl):
 Wellhead price. . . . . . . . . . . . . . . . . . . $  25.80  $  27.46  $  26.41  $  27.28
 Effect of fixed-price contract settlements (1). . .       --     (3.79)       --     (3.80)
                                                     --------  --------  --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . . . $  25.80  $  23.67  $  26.41  $  23.48
                                                     ========  ========  ========  ========
Natural gas price (per Mcf):
 Wellhead price. . . . . . . . . . . . . . . . . . . $   4.59  $   3.41  $   5.80  $   2.97
 Effect of fixed-price contract settlements (1). . .      .03      (.49)     (.34)     (.22)
                                                     --------  --------  --------  --------
 Total . . . . . . . . . . . . . . . . . . . . . . . $   4.62  $   2.92  $   5.46  $   2.75
                                                     ========  ========  ========  ========
Average sales price (per Mcfe) . . . . . . . . . . . $   4.58  $   3.05  $   5.32  $   2.90

OPERATING AND OVERHEAD COSTS: (per Mcfe)
Lease operating expenses . . . . . . . . . . . . . . $    .50  $    .40  $    .50  $    .40
Production taxes . . . . . . . . . . . . . . . . . .      .27       .20       .33       .17
General and administrative . . . . . . . . . . . . .      .20       .17       .20       .18
                                                     --------  --------  --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . . . $    .97  $    .77  $   1.03  $    .75
                                                     ========  ========  ========  ========
Cash operating margin (per Mcfe) (2) . . . . . . . . $   3.61  $   2.28  $   4.29  $   2.15
Depreciation, Depletion and Amortization - Oil and
 Gas (per Mcfe). . . . . . . . . . . . . . . . . . . $    .91  $    .88  $    .92  $    .90

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

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
  Net Income and Cash Flows from Operating Activities. For the quarter ended June 30, 2001, we realized net income of $47.8 million, or $1.07 per diluted share, on total revenue of $157.4 million. This compares to net income of $9.1 million, or $.22 per diluted share, on total revenue of $88.0 million for the second quarter of 2000. Net income excluding the non-cash impact of SFAS 133 derivative accounting was $47.9 million, or $1.07 per diluted share, for the second quarter of 2001 and $16.5 million or $.39 per diluted share, for the second quarter of 2000.

  Cash flows from operating activities (before working capital changes) for the second quarter of 2001 grew 72% to $111.9 million compared to $64.9 million for the second quarter of 2000. EBITDAX for the quarter ended June 30, 2001 improved 66% to $124.6 million. This compares to EBITDAX of $74.9 million for the prior year quarter. The increases in earnings, operating cash flows and EBITDAX for the current year quarter were primarily the result of higher crude oil and natural gas prices and higher production. Cash flows provided by operating activities after consideration of the net change in working capital increased to $114.2 million from the $64.6 million reported for the second quarter of 2000, primarily for these same reasons.

  Production. Total production for the second quarter grew 5% to 34.2 Bcfe compared to 32.5 Bcfe produced during the second quarter of 2000. Gas production increased to 29.6 Bcf compared to 28.4 Bcf for the second quarter of 2000, an increase of 4%. Oil production for the second quarter of 2001 increased 10% to 762 MBbls compared to 690 MBbls for the prior-year second quarter.

  Oil and Gas Prices. Our natural gas production yielded an average price of $4.62 per Mcf, an increase of 58% compared to $2.92 per Mcf for the prior-year second quarter. Our average gas price for the second quarter of 2001 was enhanced $.03 per Mcf as a result of our hedging activities. The average gas price for the second quarter of 2000 was reduced $.49 per Mcf as a result of the fixed-price contracts in effect for that period. The average oil price for the second quarter of 2001 was $25.80 per Bbl compared to $23.67 per Bbl for the prior-year second quarter, an increase of 9%. The 2000 second quarter average oil price was reduced $3.79 per Bbl as a result of our hedging activities. No fixed-price oil contracts were in effect during the second quarter of 2001. On a natural gas equivalent basis, we received an average price of $4.58 per Mcfe for the second quarter of 2001, an increase of 50% from the $3.05 per Mcfe received for the second quarter of 2000.

  The combination of higher gas prices and higher production increased gas sales to $136.9 million for the second quarter of 2001 compared to $82.8 million for the second quarter of 2000. The combined effect of higher oil prices and higher production increased oil sales to $19.7 million compared to $16.3 million reported for the prior-year quarter. The impact of fixed-price contract settlements for each period was to increase oil and gas sales by $.9 million for the quarter ended June 30, 2001 and to decrease oil and gas sales by $16.6 million for the quarter ended June 30, 2000. See "Quantitative and Qualitative Disclosures About Market Risk."

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  Change in Derivative Fair Value. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives or portions of derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term. Change in derivative fair value for the second quarter of 2001 was a net loss of $.1 million, which included a $1.9 million gain attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the quarter, a $3.7 million net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $1.7 million relating to hedge ineffectiveness. Change in derivative fair value for the second quarter of 2000 was a net loss of $11.9 million, which included $9.3 million of losses attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133, $.5 million of net losses relating to hedge ineffectiveness, and $2.1 million of losses relating to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement. Despite failing the effectiveness guidelines of SFAS 133 from time to time, our fixed-price contracts continue to be highly effective in achieving the risk management objectives for which they were intended.

  Other Income. Other income for the second quarter of 2001 was $.9 million compared to $.8 million reported for the second quarter of 2000.

  Operating Costs. Operating costs for the second quarter of 2001 were comprised of $17.1 million of lease operating expenses and $9.1 million of production taxes. This compares to $13.1 million of lease operating expenses and $6.4 million of production taxes for the second quarter of 2000. The increase in production taxes is primarily the result of higher oil and gas prices in the second quarter of 2001. The increase in lease operating expenses is due primarily to increases in service industry costs, higher ad valorem taxes and the costs attributable to properties acquired and drilled over the previous twelve-month period. Lease operating expenses on a natural gas equivalent unit of production basis increased to $.50 per Mcfe for the three months ended June 30, 2001 compared to $.40 for the three months ended June 30, 2000.

  General and Administrative Expense. General and administrative expense, or G&A, for the second quarter of 2001 was $6.8 million, an increase of 21% from the prior-year second quarter amount of $5.6 million. The net change between the periods is primarily attributable to higher personnel costs incurred in the current year quarter. On a natural gas equivalent unit of production basis, G&A increased to $.20 per Mcfe for the second quarter of 2001 compared to $.17 per Mcfe for the second quarter of 2000.

  Exploration Costs. Exploration costs, comprised of geological and geophysical costs, or G&G costs, exploratory dry holes and leasehold impairment costs, were $4.3 million for the quarter ended June 30, 2001, compared to $4.0 million for the second quarter of 2000. The 2001 amount consists of $2.9 million of dry hole costs, $1.2 million of seismic acquisition and other G&G costs and $.2 million of leasehold costs. The 2000 amount consists of $1.0 million of dry hole costs, $2.5 million of seismic

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

acquisition costs and other G&G costs and $.5 million of leasehold costs.

  Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, for the second quarter of 2001 was $32.3 million compared to $29.8 million for the prior-year second quarter. This increase in DD&A is attributable to an increase in the oil and gas DD&A rate and higher production. The oil and gas DD&A rate per equivalent unit of production was $.91 for the 2001 second quarter compared to $.88 for the second quarter of 2000. This increase in rate is attributable to an increase in production from certain higher cost properties.

  Impairment. For the quarter ended June 30, 2001, an impairment charge of $2.6 million was recorded which primarily relates to a downward reserve revision for a single-well offshore field drilled in 1998. For the quarter ended June 30, 2000, an impairment charge of $4.6 million was recorded related to two single-well offshore fields. We are unaware of any other fields which may be impaired because of performance or other reasons. However, future impairments may be recognized as a result of numerous factors, all of which are beyond our ability to control or predict.

  Interest Expense. Interest expense for the second quarter of 2001 was $7.9 million compared to $9.9 million for the second quarter of 2000. This decrease is primarily attributable to lower average outstanding debt during the current year quarter. The net impact of interest rate swaps in effect for each period was immaterial. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the second quarter of 2001, a tax provision of $29.6 million was recorded on pretax income of $77.4 million, an effective rate of 38%. This compares to a tax provision of $5.6 million on pretax income of $14.6 million, an effective rate of 38%, for the second quarter of 2000.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000
  Net Income and Cash Flows from Operating Activities. We realized net income of $121.2 million, or $2.71 per diluted share, on total revenue of $369.4 million for the six months ended June 30, 2001. This compares with net income of $17.9 million, or $.43 per diluted share, on total revenue of $168.5 million for the six months ended June 30, 2001. Net income excluding the non-cash impact of SFAS 133 derivative accounting was $119.3 million, or $2.67 per diluted share, for the six months ended June 30, 2001, and $30.4 million, or $.73 per diluted share, for the six months ended June 30, 2000.

  Cash flows from operating activities (before working capital changes) for the first six months of 2001 grew 109% to $250.3 million, compared to $120.0 million for the first six months of 2000. EBITDAX for the first six months of 2001 improved 111% to $296.2 million, compared to EBITDAX of $140.3 million for the six months ended June 30, 2000. The increase in earnings, operating cash flows and EBITDAX for the current year six-month period was primarily the result of higher oil and gas prices and higher production in relation to the first six months of 2000. Cash flows provided by operating activities after consideration of the net change in working capital increased to $311.1 million compared to $116.4 million reported for the comparable period of 2000,

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

primarily for these same reasons.

  Production. Total production for the first six months of 2001 was 68.7 Bcfe compared to 64.3 Bcfe for the comparable prior-year period, an increase of 7%. Gas production increased to 59.6 Bcf compared to 56.0 Bcf for the first half of 2000, an increase of 6%. Oil production for the first six months of 2001 increased 9% to 1.5 MMBbls compared to 1.4 MMBbls for the first six months of 2000.

  Oil and Gas Prices. Gas production yielded an average price of $5.46 per Mcf, an increase of 99% compared to $2.75 per Mcf for the prior-year six-month period. The average gas price for the first six months of 2001 was reduced $.34 per Mcf as a result of fixed-price contracts. The average gas price for the first six months of 2000 was reduced $.22 per Mcf as a result of the fixed-price contracts in effect for that period. The average oil price for the first half of 2001 was $26.41 per Bbl compared to $23.48 per Bbl for the first half of 2000, an increase of 12%. Fixed-price contracts in effect during the first six months of 2000 decreased the average oil price by $3.80 per Bbl. No fixed-price oil contracts were in effect during the first six months of 2001. On a natural gas equivalent basis, we received an average price of $5.32 per Mcfe for the first six months of 2001, an increase of 83% from the $2.90 per Mcfe received for the first six months of 2000.

  The combined effect of higher gas prices and higher production increased gas sales to $325.1 million for the first six months of 2001 compared to $153.9 million for the first six months of 2000. The combined effect of higher oil prices and higher production increased oil sales to $40.0 million compared to $32.6 million reported for the prior-year six-month period. The impact of fixed-price contract settlements for each period was to decrease oil and gas sales by $20.4 million for the six months ended June 30, 2001 and to decrease oil and gas sales by $17.7 million for the six months ended June 30, 2000.
See "Quantitative and Qualitative Disclosures About Market Risk -- Fixed-Price Contracts."

  Change in Derivative Fair Value. Amounts recorded in this caption represent non-cash gains and losses created by valuation changes in derivatives or portions of derivatives which are not entitled to receive hedge accounting. All amounts recorded in this caption are ultimately reversed in this caption over the respective contract term. Change in derivative fair value for the six months ended June 30, 2001 was a net gain of $3.0 million, which included a $2.8 million gain attributable to the change in fair value for certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133 for the period, a $5.3 million net loss attributable to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement, and a gain of $5.5 million relating to hedge ineffectiveness. Change in derivative fair value for the six months ended June 30, 2000 was a net loss of $20.1 million which included $16.2 million of losses attributable to the change in fair value of certain cash flow hedges which did not meet the effectiveness guidelines of SFAS 133, $.5 million of net gains relating to hedge ineffectiveness, and $4.4 million of losses relating to the reversal of contract fair value gains and losses recognized in earnings prior to actual settlement. Despite certain fixed-price contracts failing the effectiveness guidelines of SFAS 133 from time to time, our fixed-price contracts continue to be highly effective in achieving the risk management objectives for which

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

they were intended.

  Other Income. Other income for the first six months of 2001 and 2000 was $1.3 million and $2.1 million, respectively.

  Operating Costs. Operating costs for the first six months of 2001 were comprised of $34.1 million of lease operating expenses and $22.5 million of production taxes. This compares to $25.8 million of lease operating expenses and $10.8 million of production taxes for the first six months of 2000. The increase in production taxes is principally attributable to higher oil and gas prices. The increase in lease operating expenses is due primarily to increases in service industry costs, higher ad valorem taxes and the costs attributable to properties acquired and drilled over the previous twelve-month period. Lease operating expenses on a natural gas equivalent unit of production basis increased to $.50 per Mcfe compared to $.40 per Mcfe for the six months ended June 30, 2000.

  General and Administrative Expense. G&A for the first six months of 2001 was $13.6 million, compared to $11.7 million for the first six months of 2000. The net change between the two periods is primarily attributable to an increase in personnel costs. On a natural gas equivalent unit of production basis, G&A increased to $.20 per Mcfe for the first six months of 2001 compared to $.18 per Mcfe for the first six months of 2000.

  Exploration Costs. Exploration costs, comprised of G&G costs, exploratory dry holes and leasehold impairment costs, were $18.6 million for the six months ended June 30, 2001, compared to $7.3 million for the six months ended June 30, 2000. The 2001 amount consists of $8.1 million of dry hole costs, $3.0 million of seismic acquisition and other G&G costs and $7.5 million of leasehold costs. The 2000 amount consists of $1.1 million of dry hole costs, $3.4 million of seismic acquisition and other G&G costs and $2.8 million of leasehold costs.

  Depreciation, Depletion and Amortization. DD&A for the first half of 2001 was $65.1 million compared to $60.1 million for the first half of 2000. This increase in DD&A is attributable to an increase in the oil and gas DD&A rate and higher production. The oil and gas DD&A rate per equivalent unit of production was $.92 for the first six months of 2001 compared to $.90 for the first six months of 2000. This increase was primarily the result of an increase in production from certain higher cost properties.

  Impairment. For the six month period ended June 30, 2001, an impairment charge of $2.6 million was recorded which primarily relates to a downward reserve revision for a single-well offshore field drilled in 1998. For the six months ended June 30, 2000, an impairment charge of $4.6 million was recorded relating to two single-well offshore fields. We are unaware of any other fields which may be impaired because of performance or other reasons. However, future impairments may be recognized as a result of numerous factors, all of which are beyond our ability to control or predict.

  Interest Expense. Interest expense for the six months ended June 30, 2001 was $16.8 million compared to $19.3 million for the six months ended June 30, 2000. This decrease is primarily attributable to lower average outstanding debt during the current-year period. The net impact of interest rate swaps in

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

effect for the first six months of 2001 and 2000 was to decrease interest expense by $.4 million and by $.8 million, respectively. See "Capital Resources and Liquidity -- Credit Facility."

  Income Taxes. For the first half of 2001, a tax provision of $74.9 million was recorded on pretax income of $196.1 million, an effective rate of 38%. This compares to a tax provision of $11.0 million provided on pretax income of $28.9 million, an effective rate of 38%, for the first half of 2000.

CAPITAL RESOURCES AND LIQUIDITY
  Cash Flows. Our business of acquiring, exploring and developing oil and gas properties is capital intensive. Our ability to grow our reserve base is contingent, in part, upon the ability to generate cash flows from operating activities and to access outside sources of capital to fund our investing activities. For the six months ended June 30, 2001 and 2000, we expended $179.3 million and $257.7 million, respectively, in oil and gas property acquisition, exploration and development activities, representing substantially all of the cash flow we invested during each six-month period. See "-- Commitments and Capital Expenditures." Cash flows from operating activities before changes in working capital for the six months ended June 30, 2001 and 2000 were $250.3 million and $120.0 million, representing 140% and 47%, respectively, of the oil and gas property investments made for each period. Substantially all of the cash flows from operating activities are generated from oil and gas sales which are highly dependent upon oil and gas prices. Significant decreases in the market prices of oil and gas could result in reduction of cash flows from operating activities, which in turn could impact the amount of capital investment.

  Cash flows from financing activities for the first six months of 2001 reflected a net use of cash of $92.1 million compared to a $126.8 million source of cash for the first six months of 2000. This decrease in borrowings during the current year period was principally the result of the application of excess operating cash flows for the period. Historically, we have relied upon availability under various credit facilities and proceeds from equity offerings to fund our investing activities.

  Credit Facility. We have a revolving credit facility with a syndicate of banks which provides up to $450 million in borrowings. Letters of credit are limited to $75 million of this availability. The credit facility allows us to draw on the full $450 million credit line without restrictions tied to periodic revaluations of our oil and gas reserves provided we continue to maintain an investment grade credit rating from either Standard & Poor's Ratings Service or Moody's Investors Service. We presently have senior unsecured credit ratings of BBB and Baa3 from Standard & Poor's and Moody's, respectively. A borrowing base can be required only upon the vote by a majority in interest of the lenders after the loss of an investment grade credit rating. No principal payments are required under the credit facility prior to termination on October 14, 2002. We have relied upon the credit facility to provide funds for acquisitions, drilling activities and to provide letters of credit to meet margin requirements under fixed-price contracts. As of June 30, 2001, there was $218.0 million of principal and $12.8 million of letters of credit outstanding under the credit facility.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

  We have the option of borrowing at a LIBOR-based interest rate or the Base Rate (approximating the prime rate). The LIBOR interest rate margin and the facility fee payable under the credit facility are subject to a sliding scale based on our senior debt credit rating. At June 30, 2001, the applicable interest rate was LIBOR plus 23 basis points and the facility fee was 12 basis points of the total commitment. The average interest rate for borrowings under the credit facility was 4.1% as of June 30, 2001. The effective interest rate including the effect of interest rate swaps was 4.7%. See the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 for an expanded discussion of our interest rate swaps. The credit facility contains various affirmative and restrictive covenants which, among other things, limit total indebtedness to $700 million ($625 million of senior indebtedness) and require us to meet certain financial tests. Borrowings under the credit facility are unsecured.

  Other Lines of Credit. We have certain other unsecured lines of credit which aggregated $55.1 million as of June 30, 2001. These short-term lines of credit are primarily used for working capital purposes. As of June 30, 2001, we had $11.9 million of indebtedness borrowed under these credit lines. Outstanding letters of credit were immaterial. Repayment of this indebtedness is expected to be made through credit facility availability.

  6 7/8% Senior Notes due 2007. In December 1997, we issued $200 million principal amount, $198.8 million net of discount, of 6 7/8% Senior Notes due 2007. Interest is payable semi-annually on June 1 and December 1. The associated indenture agreement contains restrictive covenants which place limitations on the amount of liens and our ability to enter into sale and leaseback transactions.

  9 1/4% Subordinated Notes due 2004. In June 1994, we issued $100 million principal amount, $98.5 million net of discount, of 9 1/4% Senior Subordinated Notes due 2004. Interest is payable semi-annually on June 15 and December 15. The associated indenture agreement contains certain restrictive covenants which limit, among other things, the prepayment of the subordinated notes, the incurrence of additional indebtedness, the payment of dividends and the disposition of assets. The outstanding principal balance as of June 30, 2001 was $93.7 million.

  We believe that the borrowing capacity available under the credit facility, combined with our internally generated operating cash flows, will be adequate to finance the capital expenditure program planned for the balance of 2001, and to meet margin requirements under fixed-price contracts. See "Commitments and Capital Expenditures" and "Quantitative and Qualitative Disclosures About Market Risk." At June 30, 2001, we had working capital of $35.2 million and a current ratio of 1.25 to 1. The working capital amount includes short-term derivative assets and liabilities which represent the estimated fair value of contract settlements occurring over the next twelve months. The offsetting working capital impact of the underlying cash flow transactions hedged by the contracts for the corresponding periods is not reflected in the balance sheet. Working capital without the impact of SFAS 133 accounting would decrease by $41.8 million. Settlement amounts are not received or paid until the monthly period that the related underlying hedged transaction occurs. Total long-term debt outstanding at June 30, 2001 was $523.0 million. Long-term debt as a percentage of total capitalization was 40%.

                         LOUIS DREYFUS NATURAL GAS CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

COMMITMENTS AND CAPITAL EXPENDITURES
  Our business strategy is to generate strong and consistent growth in reserves, production, operating cash flows and earnings through a balanced program of exploration and development drilling and strategic acquisitions of oil and gas properties. For the six months ended June 30, 2001, we invested $158.7 million in development activities and $15.2 million in exploration activities. This expenditure level resulted in the drilling of 236 development wells and one exploratory well. Of these wells, 230 development wells and zero exploratory wells were successfully completed as producers, for a completion success rate of 97% and 0%, respectively (an overall success rate of 97%). In addition, $5.6 million was invested in proved reserve acquisitions. For the balance of the year, we have budgeted an additional $146 million to be invested in connection with our 2001 drilling program focused in our core operating areas. See "Outlook for Fiscal 2001".

  We continue to actively search for additional attractive oil and gas property acquisitions, but are not able to predict the timing or amount of additional capital expenditures which may ultimately be employed in acquisitions during 2001.

OUTLOOK FOR FISCAL 2001
  The following represents revisions to previously disclosed estimates and have been prepared based on current expectations as of August 9, 2001.

  Revenues. The drilling budget for 2001 has been increased to $320 million, compensating for service industry cost increases since the first of the year. This amount is subject to further revision. Based on this level of expenditure, we now expect total production for 2001 to be approximately 5% higher than 2000's production results. This revision is principally attributable to delays experienced early in the year in commencing our drilling program, higher production declines than anticipated in certain Gulf Coast properties, and production results through June 30, 2001.

  We expect that natural gas prices at the wellhead for the balance of 2001 will average $.14 to $.18 per Mcf less than the average of the last three trading days for the NYMEX Henry Hub index (NYMEX L3D). Crude oil prices are expected to average $1.80 to $2.20 per Bbl less than the average NYMEX West Texas Intermediate price (WTI). See "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of hedges and fixed-prices in effect for the balance of the year. The impact of contract basis is expected to increase the average contract price by $.05 to $.10 per Mcf for hedged production.

  Expenses. The current tax provision in 2001, which is particularly susceptible to change with fluctuating commodity prices, is expected to represent between 35% and 45% of the total tax provision. This change in guidance is primarily the result of a decline in market prices for oil and gas for the last six months of 2001.

                         LOUIS DREYFUS NATURAL GAS CORP.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL
  Our results of operations and operating cash flows are impacted by changes in market prices for oil and gas and changes in market interest rates. To mitigate a portion of our exposure to adverse market changes, we entered into fixed- price contracts and interest rate swaps. Each fixed-price contract and interest rate swap has been entered into as a hedge of oil and gas price risk or interest rate risk and not for trading purposes. Information regarding our market exposures, fixed-price contracts, interest rate swaps and certain other financial instruments is provided below. All information is presented in U.S. Dollars.

FIXED-PRICE CONTRACTS
  Description of Contracts. Our fixed-price contracts are comprised of long-term physical delivery contracts, energy swaps, collars, options and basis swaps. These contracts allow us to predict with greater certainty the effective oil and gas prices to be received for our hedged production and benefit us when market prices are less than the fixed prices provided in the fixed-price contracts. However, we will not benefit from market prices that are higher than the fixed prices for our hedged production. Collar structures provide for participation in price increases to the extent of the ceiling prices provided in those contracts. Purchased put options provide unlimited participation in price increases. For the years ended December 31, 2000, 1999 and 1998, fixed-price contracts hedged 44%, 55% and 50%, respectively, of our gas production and 40%, 19% and 16%, respectively, of our oil production. For the six months ended June 30, 2001, fixed-price contracts hedged 68% of our natural gas production. As of June 30, 2001, fixed-price contracts are in place to hedge 219 Bcf of our estimated future natural gas production. Of this total volume, 41 Bcf are hedged for the remainder of fiscal 2001. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for a more detailed discussion of the fixed-price contracts.

  The following table summarizes the estimated volumes, fixed prices, fixed-price sales and future net revenues (as defined below) attributable to the fixed-price contracts as of June 30, 2001. We expect the prices to be realized for hedged production to vary from the prices shown in the following table due to basis, which is the differential between the floating price paid under each energy swap contract, or the cost of gas to supply physical delivery contracts and the price received at the wellhead for our hedged production. Basis differentials are caused by differences in location, quality, contract terms, timing and other variables. Future net revenues for any period are determined as the differential between the fixed prices provided by fixed-price contracts and forward market prices as of June 30, 2001, as adjusted for basis. Future net revenues change with changes in market prices and basis.

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK(continued)

FIXED-PRICE CONTRACTS
                              Six
                             Months
                             Ending
                            December         Years Ending December 31,       Balance
                               31,    -------------------------------------- through
                              2001      2002      2003      2004      2005     2017      Total
                            --------  --------  --------  --------  -------- --------  ---------
                                         (dollars in thousands, except price data)
NATURAL GAS SWAPS:
Contract volumes (BBtu). .    16,244     6,697     5,650     5,650     5,650    6,483     46,374
Weighted-average fixed
  price per MMBtu (1). . .  $   4.90  $   2.65  $   2.92  $   3.12  $   3.32 $   3.41  $    3.72
Future fixed-price sales .  $ 79,635  $ 17,766  $ 16,492  $ 17,608  $ 18,740 $ 22,082  $ 172,323
Future net revenues
 (losses) (2). . . . . . .  $ 27,498  $ (6,230) $ (3,630) $ (2,484) $ (1,519)$ (1,423) $  12,212

NATURAL GAS PHYSICAL
  DELIVERY CONTRACTS:
Contract volumes (BBtu). .     8,995    17,689    14,819     6,634     5,314   37,512     90,963
Weighted-average fixed
  price per MMBtu (1). . .  $   2.39  $   2.46  $   2.53  $   2.53  $   2.63 $   3.00  $    2.70
Future fixed-price sales .  $ 21,522  $ 43,461  $ 37,428  $ 16,802  $ 13,978 $112,520  $ 245,711
Future net revenues
  (losses) (2) . . . . . .  $ (8,141) $(18,530) $(14,069) $ (6,477) $ (4,854)$(26,573) $ (78,644)

NATURAL GAS COLLARS AND
  OPTIONS:
Contract volumes (BBtu):
  Floor. . . . . . . . . .    15,980    32,850    32,850        --        --       --     81,680
  Ceiling. . . . . . . . .    15,980    20,110    16,470        --        --       --     52,560
Weighted-average fixed
 price per MMBtu (1):
  Floor. . . . . . . . . .  $   4.20  $   4.37  $   4.36  $     --  $     -- $     --  $    4.33
  Ceiling. . . . . . . . .  $   5.90  $   5.89  $   7.00  $     --  $     -- $     --  $    6.24
Future fixed-price sales
  (3). . . . . . . . . . .  $ 68,051  $149,004  $143,244  $     --  $     -- $     --  $ 360,299
Future net revenues
  (losses) (2) . . . . . .  $ 16,655  $ 34,590  $ 37,638  $     --  $     -- $     --  $  88,883

TOTAL NATURAL GAS
 CONTRACTS (4):
Contract volumes (BBtu)
  (at floor) . . . . . . .  4  1,219    57,236    53,319    12,284    10,964   43,995    219,017
Weighted-average fixed
  price per MMBtu (1). . .  $   4.11  $   3.67  $   3.70  $   2.80  $   2.98 $   3.06  $    3.55
Future fixed-price sales
  (3). . . . . . . . . . .  $169,208  $210,231  $197,164  $ 34,410  $ 32,718 $134,602  $ 778,333
Future net revenues
  (losses) (2) . . . . . .  $ 36,012  $  9,830  $ 19,939  $ (8,961) $ (6,373)$(27,996) $  22,451

(1)  -  We expect the prices to be realized for our hedged production to vary from the prices shown due to basis.
(2)  -  Future net revenues as presented above are undiscounted and have not been adjusted for contract performance risk or counterparty credit risk.  Bracketed amounts represent decreases to future natural gas sales based on forward market pricing at June 30, 2001.
(3)  -  Future fixed-price sales for production hedged by collars and options as presented are calculated based on the floor price if forward market prices at June 30, 2001 were below the floor price or on the ceiling price if the forward market prices were above the ceiling price.  Otherwise, future fixed-price sales are based on forward market prices.
(4)  -  Does not include basis swaps with notional volumes by year, as follows: 2001 - 14.7 Tbtu;
        2002 - 28.1 TBtu; and 2003 - 11.5 TBtu.

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

  The estimated fair values of our fixed-price contracts as of June 30, 2001 and December 31, 2000 are provided below. The associated carrying values of these contracts are equal to the estimated fair values for each period presented.

                                                    June 30,     December 31,
                                                      2001           2000
                                                 -------------  -------------
                                                        (in thousands)
Derivative assets:
  Fixed-price natural gas swaps. . . . . . . .   $      31,025  $          --
  Fixed-price natural gas collars. . . . . . .          90,411             --
  Fixed-price natural gas delivery contracts .             986             --
  Natural gas basis swaps. . . . . . . . . . .           4,898             --
  Interest rate swaps. . . . . . . . . . . . .              --          1,756
Derivative liabilities:
  Fixed-price natural gas swaps. . . . . . . .         (17,097)       (55,923)
  Fixed-price natural gas collars. . . . . . .          (1,529)       (26,054)
  Fixed-price natural gas delivery contracts .         (70,217)      (146,234)
  Natural gas basis swaps. . . . . . . . . . .            (421)        (1,491)
  Interest rate swaps. . . . . . . . . . . . .            (974)            --
                                                 -------------  -------------
                                                 $      37,082  $    (227,946)
                                                 =============  =============

  The fair value of fixed-price contracts as of June 30, 2001 and December 31, 2000 was estimated based on market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with our estimation of contract performance risk and counterparty credit risk. The fair value of derivative instruments which contain options (such as collar structures) has been estimated based on remaining term, volatility and other factors. The terms and conditions of our fixed-price physical delivery contracts and certain financial swaps are uniquely tailored to our circumstances. In addition, certain of the contracts hedge gas production for periods beyond five years into the future. The market for natural gas beyond the five-year horizon is illiquid and published market quotations are not available. We have relied upon near-term market quotations, longer-term over-the-counter market quotations and other market information to determine fair value

                         LOUIS DREYFUS NATURAL GAS CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

estimates. The fair value of the interest rate swaps was based on market interest rates as of each respective date.

INTEREST RATE SENSITIVITY
  We have entered into interest rate swaps to hedge the interest rate exposure associated with borrowings under the bank credit facility. As of June 30, 2001, an average notional amount of $125 million has been hedged for the balance of 2001, and an average notional amount of $94 million has been hedged for the year ending December 31, 2002. Under the interest rate swaps, we receive the LIBOR three-month rate ( 3.8% at June 30, 2001) and pay an average rate of 5.0% for each period covered by the swaps. The notional amounts are less than the amount anticipated to be outstanding under the bank credit facility for the respective periods.

  Reference is made to our Annual Report on Form 10-K for the year ended December 31,2000 for an expanded discussion of the interest rate swaps.

                         LOUIS DREYFUS NATURAL GAS CORP.
                           PART II. OTHER INFORMATION


Item 1 -- None

Item 2 -- None

Item 3 -- None

Item 4 -- Submission of Matters to a Vote of Security Holders
  The 2001 Annual Meeting of Shareholders was held on May 15, 2001. The following were submitted to a vote of shareholders:

  1. The election of twelve directors for the ensuing year and until their successors are duly elected and qualified.
     The results of the election for each director are as follows:

        Gerard Louis-Dreyfus  33,514,419 votes for; 7,465,796 votes withheld;
                              0 votes abstaining
        Simon B. Rich, Jr.    36,860,423 votes for; 4,119,792 votes withheld;
                              0 votes abstaining
        Mark Andrews          38,815,600 votes for; 2,164,615 votes withheld;
                              0 votes abstaining
        Mark E. Monroe        34,973,496 votes for; 6,006,719 votes withheld;
                              0 votes abstaining
        Richard E. Bross      34,970,311 votes for; 6,009,904 votes withheld;
                              0 votes abstaining
        Daniel R. Finn, Jr.   33,397,860 votes for; 7,582,355 votes withheld;
                              0 votes abstaining
        Peter G. Gerry        38,816,693 votes for; 2,163,522 votes withheld;
                              0 votes abstaining
        John H. Moore         38,812,666 votes for; 2,167,549 votes withheld;
                              0 votes abstaining
        James R. Paul         34,927,213 votes for; 6,053,002 votes withheld;
                              0 votes abstaining
        Ernest F. Steiner     36,984,452 votes for; 3,995,763 votes withheld;
                              0 votes abstaining
        Nancy K. Quinn        38,439,690 votes for; 2,540,525 votes withheld;
                              0 votes abstaining
        E. William Barnett    38,816,422 votes for; 2,163,793 votes withheld;
                              0 votes abstaining

  2. The approval of the Louis Dreyfus Natural Gas Corp. 2001 Employee Stock Purchase Plan. The results of the shareholder vote included 34,466,554 votes for; 6,488,843 votes against; and 24,818 votes abstaining.

  3. Ratification of the selection of Ernst & Young as independent auditors for the year ending December 31, 2001. The results of the shareholder vote included 40,890,942 votes for; 84,882 votes against; and 4,391 votes abstaining.

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




                                        LOUIS DREYFUS NATURAL GAS CORP.
                                        -----------------------------------
                                        (Registrant)




Date: August 13, 2001                   /s/ Jeffrey A. Bonney
                                        -----------------------------------
                                        Jeffrey A. Bonney
                                        Executive Vice President and Chief
                                        Financial Officer